Form 10-Q
period 1997-07-31
MERCRISTO DEVELOPMENTS INC
filed 1997-09-22
CIK 1038492

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 1997
                                -------------
                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to
                               ----------------    ---------------------

                        Commission File Number  0-22541
                                                -------

                         MERCRISTO DEVELOPMENTS, INC.
                         ----------------------------
            (Exact name of Registrant as Specified in Its Charter)

        Delaware                                           98-0166912
        --------                                           ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)



240 Argyle Avenue, Ottawa, Ontario, Canada                  K2P 1B9
------------------------------------------                  --------
(Address of Principal Executive Offices)                   (Zip Code)



Registrant's Telephone Number, Including Area Code    613-230-9803, 800-565-6671
                                                      --------------------------

      ----------------------------------------------------------
        Former Name, Former Address and Former Fiscal year, if
                           Changed Since Last Report

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

         Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value: 16,560,519 issued and outstanding as of September 15, 1997

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements


                         Mercristo Developments, Inc.
                           (A Delaware Corporation)
                           Ottawa, Ontario - Canada

                               TABLE OF CONTENTS
                               -----------------

Consolidated Balance Sheets at July 31, 1997 (Unaudited) and January 31, 1997         2

Consolidated Statements of Operations for the Three Months Ended
   July 31, 1997 and 1996 and for the Six Months Ended July 31, 1997
   and 1996 (Unaudited)                                                              3-4

Consolidated Statements of Cash Flows for the Six Months
   Ended July 31, 1997 and 1996 (Unaudited)                                           5

Notes to the Consolidated Financial Statements (Unaudited)                           6-8

                         Mercristo Developments, Inc.
                           (A Delaware Corporation)
                           Ottawa, Ontario - Canada

                        Consolidated Balance Sheets at
                        ------------------------------
                July 31, 1997 (Unaudited) and January 31, 1997
                ----------------------------------------------
                 (All Expressed in Terms of Canadian Dollars)
                 --------------------------------------------

                                    ASSETS
                                    ------

                                                                                    July 31        January 31
                                                                                     1997             1997
                                                                                  -----------      ------------
Current Assets
--------------
   Cash and Cash Equivalents                                                      $     6,259       $    53,162
   Accounts Receivable                                                                851,173         3,768,851
   Inventories                                                                        380,246           925,246
   Prepaid Expenses                                                                   156,401            17,573
                                                                                  -----------       -----------
                                                Total Current Assets              $ 1,394,079       $ 4,764,832

   Due from Partnership                                                             2,037,585         2,000,910
   Due from Related Companies                                                         753,853           848,444
   Property and Equipment - Net of
     Accumulated Depreciation                                                       1,967,509         1,355,336
                                                                                  -----------       -----------
                                                    Total Assets                  $ 6,153,026       $ 8,969,522
                                                    ------------                  ===========       ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------
Current Liabilities
-------------------
   Accounts Payable and Accrued Expenses                                          $ 2,066,604       $ 4,067,926
   Income Taxes Payable                                                                49,752               ---
   Current Portion of Long Term Debt                                                   75,958            50,100
                                                                                  -----------       -----------
                                                Total Current Liabilities         $ 2,192,314       $ 4,118,026

   Deferred Revenue                                                                 1,458,168         2,350,750
   Long Term Debt                                                                     811,322           430,025
   Deferred Income Taxes                                                              632,983           831,000
                                                                                  -----------       -----------
                                                    Total Liabilities             $ 5,094,787       $ 7,729,801
                                                    -----------------
Stockholders' Equity
--------------------
   Common Stock:  $.001 Par; 20,000,000 Shares Authorized,

                  16,560,519 Shares Issued and Outstanding                             16,560            16,560
   Additional Paid Capital                                                            987,907           987,907
   Retained Earnings                                                                   53,772           235,254
                                                                                  -----------       -----------
                                                Total Stockholders' Equity        $ 1,058,239       $ 1,239,721
                                                --------------------------        -----------       -----------
                                      Total Liabilities and Stockholders' Equity  $ 6,153,026       $ 8,969,522
                                      ------------------------------------------  ===========       ===========

   The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                         Mercristo Developments, Inc.
                           (A Delaware Corporation)
                           Ottawa, Ontario - Canada

                     Consolidated Statements of Operations
                     -------------------------------------
               for the Three Months Ended July 31, 1997 and 1996
               -------------------------------------------------
              and for the Six Months Ended July 31, 1997 and 1996
              ---------------------------------------------------
                 (All Expressed in Terms of Canadian Dollars)
                 --------------------------------------------
                                  (Unaudited)


                                                   Three  Months                 Six Months
                                                   Ended July 31                Ended July 31
                                               1997          1996          1997           1996
                                               ----          ----          ----           ----
Revenues
--------
  Farm
   Limited Partnership                    $   965,638   $   384,385   $ 1,486,620    $   859,913
   Other                                       22,500        82,736        34,219        188,761
  Horses
   Limited Partnership                         47,700       536,569       175,950      1,404,250
   Other                                       86,150       416,931       242,900      1,521,250
  Interest                                     20,047        36,860        57,850        114,376
  Other                                           946           780         1,821         11,222
                                          -----------   -----------   -----------    -----------

              Total Revenues              $ 1,142,981   $ 1,458,261   $ 1,999,360    $ 4,099,772
                                          -----------   -----------   -----------    -----------
Costs and Expenses
------------------
  Farm                                    $   513,232   $   301,443   $   796,200    $   572,904
  Horses                                      345,000     1,019,500       905,000      3,199,500
  Marketing and Sales                          17,069        12,640        64,630         50,205
  General and Administrative                  209,860        92,899       464,357        297,559
  Depreciation and Amortization                18,307        13,827        35,027         28,281
  Interest Expense                             19,902        13,820        36,617         20,289
                                          -----------   -----------   -----------    -----------

              Total Costs and Expenses    $ 1,123,370   $ 1,454,129   $ 2,301,831    $ 4,168,738
                                          -----------   -----------   -----------    -----------
Income (Loss) Before
   Provision for Taxes                    $    19,611   $     4,132   $  (302,471)   $   (68,966)

Provision for Taxes                             7,844         1,653      (120,989)       (27,586)
                                          -----------   -----------   -----------    -----------
Income (Loss) from
   Continuing Operations                  $    11,767   $     2,479   $  (181,482)   $   (41,380)

Income from Discontinued
------------------------
 Operations (Net of Income Taxes)                  --        32,100            --         62,700
 --------------------------------         -----------   -----------   -----------    -----------

Net Income (Loss)                         $    11,767   $    34,579   $  (181,482)   $    21,320
                                          ===========   ===========   ===========    ===========

                                                                             - continued -

  The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

- continued -             Mercristo Developments, Inc.
                           (A Delaware Corporation)
                           Ottawa, Ontario - Canada

                 Consolidated Statements of Operations for the
                 ---------------------------------------------
                   Three Months Ended July 31, 1997 and 1996
                   -----------------------------------------
                and the Six Months Ended July 31, 1997 and 1996
                -----------------------------------------------
                 (All Expressed in Terms of Canadian Dollars)
                 -------------------------------------------
                                  (Unaudited)

                                            Three Months                            Six Months
                                            Ended July 31                           Ended July 31
                                       1997                 1996              1997                1996
                                  ------------     ---------------     ---------------      -------------
Income (Loss) per
  Common Share:

Continuing Operation             $          --     $            --     $          (.01)     $        (.01)

Discontinued Operations                     --                 .01                  --                .01
                                 -------------     ---------------     ---------------      -------------
     Net Income (Loss)           $          --     $           .01     $          (.01)     $          --
                                 =============     ===============     ===============      =============
Weighted Average Number
of Common Shares Outstanding        16,560,519           8,654,719          16,560,519          8,654,719
                                 =============     ===============     ===============      =============

 The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                         Mercristo Developments, Inc.
                           (A Delaware Corporation)
                           Ottawa, Ontario - Canada

                 Consolidated Statements of Cash Flows for the
                 ---------------------------------------------
                    Six Months Ended July 31, 1997 and 1996
                    ---------------------------------------
                 (All Expressed in Terms of Canadian Dollars)
                 --------------------------------------------
                                  (Unaudited)

                                                         1997           1996
                                                     -----------    -----------
Operating Activities
--------------------
   Net Income (Loss) for the Period                  $  (181,482)   $    21,320
   Non-Cash Adjustments:
     Depreciation/Amortization                            35,027         28,281
     Deferred Revenue                                   (892,582)      (721,785)
     Deferred Income Taxes                              (198,017)      (117,439)

   Changes:
     Accounts Receivable                               2,917,678        778,274
     Inventory                                           545,000       (925,500)
     Prepaid Expenses                                   (138,828)      (147,000)
     Accounts Payable                                 (2,001,322)      (767,297)
     Income Taxes Payable                                 49,752        (12,613)
     Discontinued Operations -
      Non - Cash Adjustments and Working
      Capital Changes                                       --          378,453
                                                     -----------    -----------
        Net Cash Flows from Operating Activities     $   135,226    $(1,485,306)
                                                     -----------    -----------
Investing Activities
--------------------
   Acquisition of Fixed Assets                       $  (647,200)   $   (83,472)
   Due from Partnership                                  (36,675)     1,465,907
   Due to/from Related Companies                          94,591           --
   Investing Activities of Discontinued Operations          --             --
                                                     -----------    -----------
        Net Cash Flows from Investing Activities     $  (589,284)   $ 1,382,435
                                                     -----------    -----------
Financing Activities
--------------------
   Dividends                                         $      --      $   (24,000)
   Increase in Long-Term Debt                            426,613         71,575
   Decrease in Long-Term Debt                            (19,458)       (16,680)
   Financing Activities of Discontinued Operations          --          (70,680)
                                                     -----------    -----------
        Net Cash Flows from Financing Activities     $   407,155    $   (39,785)
                                                     -----------    -----------
Decrease in Cash and Cash Equivalents                $   (46,903)   $  (142,656)

Cash and Cash Equivalents - Beginning of Period           53,162        241,117
                                                     -----------    -----------
Cash and Cash Equivalents - End of Period            $     6,259    $    98,461
                                                     ===========    ===========

  The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                         Mercristo Developments, Inc.
                           (A Delaware Corporation)
                           Ottawa, Ontario - Canada


                  Notes to Consolidated Financial Statements
                  ------------------------------------------

                 (All Expressed in Terms of Canadian Dollars)
                                  (Unaudited)

Note A - Basis of Presentation
------------------------------
   The condensed consolidated financial statements of Mercristo Developments, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement on Form 10.

   The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include timing of the foaling season, demand for investment limited partnerships, unusual horse mortality and illness rates and non-recurring marketing expenses. Certain financial information that is not required for interim financial reporting purposes has been omitted.

     The condensed consolidated financial statements for all periods presented reflect the Plan of Reorganization, which was effected as of January 31, 1997, pursuant to which Egyptian Arabians Inc. (including directly and indirectly its wholly-owned subsidiaries 622291 Ontario Ltd. and Edwards Arabians Inc.) became a wholly-owned subsidiary of the Company. The business combination was accounted for as a recapitalization.

Note B - Receivables
--------------------
   Accounts receivable consisted of the following at July 31, 1997 and January 31, 1997:

                                     July 31,1997     January 31, 1997
                                     ------------     ----------------

DUE FROM INVESTORS                    $  221,894         $1,180,014
PARTNERSHIPS                           2,086,567          2,360,354
HORSES                                   224,700          1,840,400
BREEDING                                 355,597            388,993
                                      ----------         ----------
          Total Accounts Receivable   $2,888,758         $5,769,761
Less:  Amounts Due Within One Year       851,173          3,768,851
----                                  ----------         ----------
Amounts Due After One Year            $2,037,585         $2,000,910
                                      ==========         ==========

         Receivables due from horse sales and breeding fees are based on contracted prices, are non-interest bearing, and are due under normal credit terms within 30 days. The amounts due from the investment partnerships and individual investors represent secondary financing supplied by Edwards Arabians Inc. to allow them to prepay board and care for horses in exchange for an installment obligation. Deferred revenues are amortized monthly as the services are rendered over a period of one to three years. The loans are collateralized by the horses purchased and have interest rates ranging from 8.5% to 10.5%. The loans require interest only payments during their term, with principal repayments due as the horses are sold. Partnership loans will be collected by the time the assets of the partnerships are rolled over into corporations. The anticipated wind-up dates vary among partnerships but are generally one to three years.

         The Company performs ongoing credit evaluation of its customers' financial condition and evaluates the collectibility of all receivables maintained. Amounts considered uncollectible are written off when such determination is made and an allowance for accounts doubtful of collection is maintained based upon the expected collectibility. The Company measures its estimates of impaired loans in accordance with the provisions of Statement of Financial Accounting Standards No. 118 - Accounting by Creditors for Impairment of a Loan - Income, Recognition and Disclosures. Interest income on impaired loans is recognized only when payment is received. The Company had no impaired loans.

      Note C - Revenue Recognition
      ----------------------------
         The Company recognizes revenues from the sale of horses to investment partnerships, other breeders, and individuals at the time of delivery. The vast majority of the sales of horses are made for cash under normal credit terms. Revenues from board and care, breeding, and management of horses are recognized as the services are rendered. Board and care and management fees are generally paid in advance. Many of the investment partnerships and individual investors pay for these services through the use of installment obligations with the Company, which have interest rates ranging from 8.5% to 10.5%. The installment obligations require interest only payments during their term, with principal repayments due as the horses are sold to third parties.

       Note D - Net Income Per Common Share
       ------------------------------------
         Net income per common share is computed using the weighted average number of shares of common stock outstanding during each period after giving retroactive effect to the recapitalization of the Company which was effected as of January 31, 1997.

      Note E - Recently Issued Accounting Standards
      ---------------------------------------------

      SFAS No. 130
      ------------
         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which is applicable to the Company effective February 1, 1998. This Statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is defined as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period (from net income and other sources) except those resulting from investments by owners and distributions to owners. Management believes that the adoption of this Statement will not have a material effect on the Company's consolidated results of operations or financial position.

      SFAS No. 131
      ------------

         In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is applicable to the Company effective February 1, 1998. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief financial decision maker in deciding how to allocate resources and in assessing performance. The Statement requires disclosure of a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services, about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. Management believes that the adoption of this Statement will not have a material effect on the Company's consolidated results of operations or financial position.

      Note F - Contingencies
      ----------------------
         The Canadian income tax authorities are presently reviewing the farming tax status and associated investment losses for some of the individuals in limited investment partnerships which previously purchased horses from the company. Denial of some of these losses by the tax authorities might make investing in the limited partnership less attractive and could adversely impact the demand for the company's horses. Should an adverse condition result from this, management would work vigorously to restructure the limited partnerships in accordance with any revisions to the tax code and/or would seek other sources for the sale of its horses.

         The Canadian sales tax authorities are currently reviewing certain input tax credits claimed by some of the investment limited partnerships and the corporations that acquired partnership assets in roll-up transactions which allowed the Company to offset the sales tax it collected against the sales tax paid by those entities. Management is of the opinion that the outcome of this review is presently not determinable. However, if an adverse decision is rendered, there would be no economic impact on the Company's financial position, since any liability is that of the investment limited partnerships and corporations.

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Introduction

         Effective January 31, 1997, pursuant to the terms and conditions of an Agreement and Plan of Reorganization by and among the Company, Egyptian Arabians Inc. and Egyptian Arabians' sole stockholder, Egyptian Arabians Inc. became a wholly-owned subsidiary of the Company. Simultaneous with that transaction, 622291 Ontario Ltd. ("622291") became a wholly-owned subsidiary of Egyptian Arabians and, 622291 was reorganized pursuant to which operations of 622291 other than the Blue Moon Farms breeding and care operations of 622291's wholly-owned subsidiary, Edwards Arabian Inc., were spun off from 622291. The transaction pursuant to which Egyptian Arabians Inc. (including directly and indirectly its wholly-owned subsidiaries, 622291 and Edwards Arabians) became a wholly-owned subsidiary of the Company has been accounted for as a recapitalization, resulting in the historical operations of 622291 being treated as the historical operations of the Company. Accordingly, the following discussion and analysis of financial condition and results of operations is a discussion of the historical financial performance of 622291's operations relating to the Blue Moon Farms operations and the operations of 622291's wholly-owned subsidiary, Edwards Arabians Inc.

         Since the inception of the Company's Canadian operations in 1991, the Company has generated revenue primarily by selling Straight Egyptian Arabian horses to investment limited partnerships and individual investors and by operating the breeding and care facilities at its Blue Moon Farms facilities. Revenues generated by these two activities have remained fairly constant as a percentage of the Company's overall revenues, with sales representing approximately 78% and management fees for the breeding and care of the horses representing approximately 20%. The Company has increased sales primarily as a result of increased levels of investing activities promoted by Edwards Securities Inc. which, in turn, results in a greater number of horses being boarded at the Company's Blue Moon Farms facilities. Sales to limited partnerships have traditionally accounted for approximately 50% of the Company's sales while the balance consists of sales to other farms and individual owners. Revenues from the Company's Blue Moon Farms operations, as those operations relate to the care and maintenance of the horses boarded there, are generated almost entirely (98%) from services rendered to the various limited partnerships that purchase Straight Egyptian Arabians from the Company. The Company continues to believe that the markets outside of Canada represent significant opportunities for the Company. Management intends to allocate greater resources to expanding sales channels and establishing marketing alliances in non-Canadian and international markets.

         The Company recognizes the need to continue to apply technology in a manner that will increase its operating margins. In furtherance of those goals, the Company expects to allocate a greater percentage of its overall revenues to research and development and sales and marketing activities over the next several years.

         The following discussion and analysis of the Company's financial condition and results of operations focuses on the Company's operations and does not include any discussion or analysis with respect to the discontinued operations that were spun-off from 622291.

      Results of Operations

         The following table sets forth for the periods indicated the percentages which the selected items in the Company's Consolidated Statements of Operations bear to total revenues:


                                               Three Months                      Six Months
                                               Ended July 31                    Ended July 31
                                          1997            1996              1997              1996
                                        --------        --------          --------          ---------
      Revenues
      Farms 1                              86.5%           32.0%             76.0%             25.6%
      Horses 2                             11.7%           65.4%             21.0%             71.3%
      Interest and Other                    1.8%            2.6%              3.0%              3.1%
                                        --------        --------          --------          --------

           Total Revenues                 100.0%          100.0%            100.0%            100.0%
                                        --------        --------          --------          --------

      Costs and Expenses

      Farm 1                               44.9%           20.7%             39.8%             14.0%
      Horses 2                             30.2%           69.9%             45.3%             78.0%
      Marketing and Sales                   1.5%             .9%              3.2%              1.2%
      General and Administrative           18.4%            6.4%             23.2%              7.3%
      Depreciation and Amortization         1.6%             .9%              1.8%               .7%
      Interest Expense                      1.7%             .9%              1.8%               .5%
                                        --------        --------          --------          --------

           Total Costs and Expenses        98.3%           99.7%            115.1%            101.7%
                                        --------        --------          --------          --------

      Income (Loss) Before Taxes            1.7%             .3%           (15.1%)            (1.7%)

      Provision for Income Taxes             .7%             .1%            (6.0%)             (.7%)
                                        --------        --------          --------         ---------

      Income (Loss) from
        Continuing Operations               1.0%             .2%            (9.1%)            (1.0%)
                                         =======        ========         ========          ========

--------------------

      1 - Farm revenues and costs and expenses relate to the Company's breeding operations and care of the horses.

      2 - Horse revenues and costs and expenses relate to the Company's sale of horses.
                                                                   - continued -

          The following table sets forth for the periods indicated the number of horses in the Company's inventory and the changes in that inventory. Horses enter life as weanling fillies or colts, and fillies are allowed to grow up to mare status at age three. At this time, mares will begin to breed. Management of the Company expects that a mare will have an economic reproductive life of at least 15 years, although actual experience has shown that some mares have been bred and have foaled out beyond the 15 year reproductive life span. Horses have been sold to investors within a broad range of age groupings, from weanling fillies up to mature mares. The Company does not sell colts to investors. As the inventory of horses maintained by the Company constantly changes, the ages of the horses in that inventory varies depending on the ages of the horses sold and purchased by the Company. The Company does not own any stallions and instead utilizes and accesses semen from a major international organization which currently controls the largest collection of senior, world class Straight Egyptian Arabian stallions available. In addition, the Company has previously purchased semen from other senior stallions which are owned by other independent North American breeders of Straight Egyptian Arabian horses. The number of horses in the Company's inventory is significantly less than the number of horses under the Company's care and supervision.

                                            Three Months                 Six Months
                                            Ended July 31               Ended July 31
                                         1997          1996           1997           1996
                                         ----          ----           ----           ----
      Number of Horses
        Beginning Inventory                 8            20             12             10
         Horses Acquired                   20            39             23             77
         Horses Sold or Exchanged          12            12             19             40
                                           --            --             --             --

         Ending Inventory                  16            47             16             47
                                           ==            ==             ==             ==

         There was an increase in the number of horses in ending inventory at July 31, 1997 when compared to January 31, 1997 but a decrease in total carrying value for those horses due to an unfavorable mix in mares to colts. The ratio of mares to colts can vary significantly at any point in time.

         The range of sales and purchase prices and the average sale and purchase price of horses for all periods were as follows:

                                            Range               Average
                                     ------------------         --------

                  Mares              $ 70,000 -$ 95,000         $ 92,000
                  Fillies            $ 50,000 -$ 60,000         $ 55,000
                  Colts:
                    Purchase                                    $ 10,000
                    Sale                                        $500 or less

                                                                   - continued -

        The limited partnerships to which the Company frequently sells fillies and mares generally have a one to three year life until, for tax reasons, they are rolled over into corporations. Prior to the occurrence of these roll-overs, the Company will evaluate the holdings of a given partnership, focusing on the number of horses and the mix of colts to fillies, in order to support and maintain the investment value of those partnerships. The Company will often take fillies or mares from its existing inventory and exchange them for colts owned by the various investment partnerships. Fillies and mares are much more valuable than colts, and the price differential between the fillies and mares surrendered by the Company and the colts received in exchange is expensed as part of the cost of horses sold. In determining the value of the fillies and mares surrendered by the Company and colts received in exchange from the limited partnerships, the Company recognizes the current market value of the horses based on the Company's costs of purchasing fillies, mares and colts. Total replacement costs reflected in cost of sales were $235,000, and $177,500 for the three months ended July 31, 1997 and 1996, respectively, and $550,000 and $412,500 for the six months ended July 31,1997 and 1996, respectively.

        In addition, the average management fees charged by the Company for all periods presented were approximately $5,000 per investment limited partnership per year, or approximately $417 per month.

        Three Months Ended July 31, 1997 Compared With Three Months Ended July 31, 1996

      Revenues. Total revenues for the three months ended July 31, 1997 decreased by $315,280 (21.6%) to $1,142,981 from $1,458,261 for the three months ended July 31, 1996. Revenues from breeding and care of horses increased by $521,017, and the sale of horses accounted for a decrease in revenues of $819,650, and interest and other revenues accounted for the remaining $16,647 decrease in revenues. The primary reason for the continued decrease in the revenues generated by the sale of horses was attributable to the limited activity in horse purchases and sales pending the outcome of the Revenue Canada proposed assessments with the investors. Farm revenues continued to increase as the number of horses under the Company's care has grown. Breeding fees in the second quarter 1997 accounted for $306,000 of the increase in farm revenues.

      Costs and Expenses. Total costs and expenses for the three months ended July 31, 1997 decreased by $330,759 (22.7%) to $1,123,370 from $1,454,129 for the three months ended July 31, 1996. As the Company's horse sales continued to decrease significantly during the three months ended July 31, 1997 as compared to the three months ended July 31, 1996, the Company was able to control the incurring of expenses associated with those activities.

      Marketing and Sales. Marketing and sales expenses for the three months ended July 31, 1997 increased by $4,429 (35.0%) to $17,069 from $12,640 for the three months ended July 31, 1996, which reflects the Company's increased emphasis on marketing activities for the 1997 Operating Year.

      General and Administrative. General and administrative expenses for the three months ended July 31, 1997 increased by $116,961 (125.9%) to $209,860 from $92,899 for the three months ended July 31, 1996. The primary reason for the increase was professional and consulting fees incurred in connection with the recapitalization and Registration of the Company.

      Income Taxes. The provision for taxes for the three months ended July 31, 1997 and 1996 is based upon an effective Canadian tax rate of 40.0%.

      Six Months Ended July 31, 1997 Compared With Six Months Ended July 31,
      1996

      Revenues. Total revenues for the six months ended July 31, 1997 decreased by $2,100,412 (51.2%) to $1,999,360 from $4,099,772 for the six months ended July 31, 1996. Revenues from breeding and care of horses increased by $472,165, and the sale of horses accounted for a decrease in revenues of $2,506,650, and interest and other revenues accounted for the remaining $65,927 decrease in revenues. There were three primary reasons for the large decrease in the revenues generated by the sale of horses. The continued decrease in the revenues generated by the sale of horses was attributable to the limited activity in horse purchases and sales pending the outcome of the Revenue Canada proposed assessments with the investors. The Company had also offered an early sales incentive plan with its salesmen to sell horses during the first quarter of 1996. Also, the foaling activity started approximately 30 days later than usual in the first quarter of 1997 due to a decision to use frozen semen which also resulted in a substantially reduced fertilization rate. The Company, in response to this delay, quickly reverted to using fresh semen which has resulted in a much higher fertilization rate. Management expects that this higher fertilization rate will substantially increase the foaling activity for the remainder of the 1997 operating year when compared to the results of the six months ended July 31, 1997.

      Costs and Expenses. Total costs and expenses for the six months ended July 31, 1997 decreased by $1,866,907 (44.8%) to $2,301,831 from $4,168,738 for the six months ended July 31, 1996. As the Company's horse sales and foaling activity decreased significantly during the six months ended July 31, 1997 as compared to the six months ended July 31, 1996, the Company was able to control the incurring of expenses associated with those activities.

      Marketing and Sales. Marketing and sales expenses for the six months ended July 31, 1997 increased by $14,425 (28.7%) to $64,630 from $50,205 for the six months ended July 31, 1996, which reflects the Company's increased emphasis on marketing activities for the 1997 Operating Year.

      General and Administrative. General and administrative expenses for the six months ended July 31, 1997 increased by $166,798 (56.1%) to $464,357 from $297,559 for the six months ended July 31, 1996. The primary reason for the increase was professional and consulting fees incurred in connection with the recapitalization and Registration of the Company.

      Income Taxes. The provision for taxes for the six months ended July 31, 1997 and 1996 is based upon an effective Canadian tax rate of 40.0%.

      Liquidity and Capital Resources

      At July 31, 1997, the Company's primary source of liquidity included cash and cash equivalents of $6,259 and open trade credit with vendors of $2,066,604. The Company has not borrowed any moneys from financial institutions for working capital needs with the exception of its commercial mortgages on the construction and improvements to its facilities. The Company's working capital decreased by $1,445,041 during the six months ended July 31, 1997 from $646,806 at January 31, 1997 to a negative working capital of $798,235 at July 31, 1997.

      Net cash flows from operating activities during the six months ended July 31, 1997 were $135,226 as compared to a negative $1,485,306 for the six months ended July 31, 1996. The increase of $1,620,532 resulted primarily from the significant collection in accounts receivable and a decrease in inventories during the six months ended July 31, 1997.

      Net cash flows used in investing activities (primarily for capital expenditures) during the six months ended July 31, 1997 were $589,284 as compared to net cash flows from investing activities (primarily from collections of amounts due from the limited partnerships) of $1,382,435
      for the six months ended July 31, 1996.                   - continued -

      Net cash flows from financing activities during the six months ended July 31, 1997 were $407,155 as compared with net cash flows used in financing activities of $39,785 for the six months ended July 31, 1996. The increase reflects the borrowings on new commercial property of $426,613.

      The balance sheet at July 31, 1997 shows a decrease in current assets for the six months from $4,764,832 to $1,394,079 and a corresponding decrease in current liabilities from $4,118,026 to $2,192,314 and a decrease in deferred revenues from $2,350,750 to $1,458,168, all compared with those figures at January 31, 1997. The decrease in current assets and liabilities was primarily attributable to the collection of accounts receivable and reduction in inventories during the first six months.

      Company's Financing Requirements

      The Company has no current need for any externally generated financing to fund its continued operations or to fund continued internal growth. As the Financial Statements show, the Company's business has been self-financing, and does not depend on any institutional debt or commercial lines of credit (except for commercial mortgages on the Company's properties).

      ITEM 3. Quantitative and Qualitative Disclosures About Market Price

      There currently is no market for the Company's securities.

                                    PART II

                               OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)  See Index to Exhibits

        (b)  Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MERCRISTO DEVELOPMENTS, INC.


Date  September 22, 1997                      /s/ David G. Edwards
    -------------------------                 -------------------------------
                                              David G. Edwards, President
                                              and Chief Financial Officer

                                INDEX TO EXHIBITS

  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

         Not applicable.

  (3)     (a)       Articles of Incorporation

                    Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10 (Registration No. 0-22541) as filed on May 8, 1997.

          (b)       By-laws

                    Amended and Restated By-laws are incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10 (Registration No. 0-22541) as filed on May 8, 1997.

  (4) Instruments defining the rights of security holders, including indentures

          (a) The documents listed under Item (3) of this Index are incorporated herein by reference.

  (10)   Material Contracts

         Not applicable.

  (11)   Statement re computation of per share earnings

         Computation can be clearly determined from the Financial Statements and Notes thereto included herein.

  (15)   Letter re unaudited interim financial information

         Not applicable.

  (18)   Letter re change in accounting principles

         Not applicable.

  (19)   Report furnished to security holders

         Not applicable.

  (22) Published report regarding matters submitted to vote of security holders

         Not applicable.

  (23)   Consents of experts and counsel

         Not applicable.

  (24)   Power of attorney

         Not applicable.

 *(27)   Financial Data Schedule

         The Financial Data Schedule is included herein as Exhibit 27.

  (99)   Additional Exhibits

         Not applicable.

---------------------
  * Exhibit filed with this Report