Form 10-Q
period 1997-10-31
MERCRISTO DEVELOPMENTS INC
filed 1997-12-15
CIK 1038492

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997
                               ----------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from______________________to_____________________


                         Commission File Number 0-22541
                                                -------

                          MERCRISTO DEVELOPMENTS, INC.
                          ----------------------------
             (Exact name of Registrant as Specified in Its Charter)


         Delaware                                       98-0166912
         --------                                       ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


240 Argyle Avenue, Ottawa, Ontario, Canada               K2P 1B9
------------------------------------------               -------
 (Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code   613-230-9803, 800-565-6671
                                                     --------------------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal year, if Changed Since Last Report

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.001 par value: 16,560,519 issued and outstanding as of December 15, 1997

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS




================================================================================



                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada


                                TABLE OF CONTENTS
                                -----------------


  Consolidated Balance Sheets at October 31, 1997 (Unaudited)
    and January 31, 1997                                                     2

  Consolidated Statements of Operations for the Three Months Ended
    October 31, 1997 and 1996 and for the Nine Months Ended October 31,
    1997 and 1996 (Unaudited)                                               3-4

  Consolidated Statements of Cash Flows for the Nine Months
    Ended October 31, 1997 and 1996 (Unaudited)                              5

  Notes to the Consolidated Financial Statements (Unaudited)                6-8





================================================================================

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada

                         Consolidated Balance Sheets at
                October 31, 1997 (Unaudited) and January 31, 1997
                  (All Expressed in Terms of Canadian Dollars)

                                     ASSETS
                                                                          October 31    January 31
                                                                              1997         1997
                                                                           ----------   ----------
Current Assets
--------------
   Cash and Cash Equivalents                                               $   28,927   $   53,162
   Accounts Receivable                                                      1,244,326    3,768,851
   Inventories                                                                320,396      925,246
   Prepaid Expenses                                                            45,531       17,573
                                                                           ----------   ----------

                                         Total Current Assets              $1,639,180   $4,764,832

   Due from Partnership                                                     1,997,867    2,000,910
   Due from Related Companies                                                 436,066      848,444
   Property and Equipment - Net of
     Accumulated Depreciation                                               1,962,069    1,355,336
                                                                           ----------   ----------

                                             Total Assets                  $6,035,182   $8,969,522
                                             ------------                  ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
-------------------
   Accounts Payable and Accrued Expenses                                   $2,102,516   $4,067,926
   Income Taxes Payable                                                       190,323         --
   Current Portion of Long Term Debt                                           75,958       50,100
                                                                           ----------   ----------

                                       Total Current Liabilities           $2,368,797   $4,118,026

   Deferred Revenue                                                         1,002,768    2,350,750
   Long Term Debt                                                             791,758      430,025
   Deferred Income Taxes                                                      632,983      831,000
                                                                           ----------   ----------

                                           Total Liabilities               $4,796,306   $7,729,801
                                           -----------------               ----------   ----------

Stockholders' Equity
--------------------
   Common Stock:  $.001 Par; 20,000,000 Shares Authorized,
                       16,560,519 Shares Issued and Outstanding                16,560       16,560
   Additional Paid Capital                                                    987,907      987,907
   Retained Earnings                                                          234,409      235,254
                                                                           ----------   ----------

                                      Total Stockholders' Equity           $1,238,876   $1,239,721
                                      --------------------------            ----------   ----------

                              Total Liabilities and Stockholders' Equity   $6,035,182   $8,969,522
                              ------------------------------------------   ==========   ==========


   The accompanying  notes are an integral part of this financial  statement and should be read in conjunction therewith.

                                              - 2 -

                                    Mercristo Developments, Inc.
                                     (A Delaware Corporation)
                                     Ottawa, Ontario - Canada


                               Consolidated Statements of Operations
                       for the Three Months Ended October 31, 1997 and 1996
                      and for the Nine Months Ended October 31, 1997 and 1996
                           (All Expressed in Terms of Canadian Dollars)
                                            (Unaudited)

                                              Three Months                Nine Months
                                            Ended October 31            Ended October 31
                                           1997          1996          1997          1996
                                       -----------   -----------   -----------    -----------
Revenues
--------
       Farm
         Limited Partnership           $   781,349   $   765,838   $ 2,267,969    $ 1,625,751
         Other                              24,200       156,860        58,419        345,621
      Horses
         Limited Partnership                  --       1,045,000       175,950      2,449,250
         Other                              23,150     1,088,500       266,050      2,609,750
      Interest                              46,312        57,346       104,162        171,722
      Other                                    853          --           2,674         11,222
                                       -----------   -----------   -----------    -----------

           Total Revenues              $   875,864   $ 3,113,544   $ 2,875,224    $ 7,213,316
                                       -----------   -----------   -----------    -----------

Costs and Expenses
------------------
      Farm                             $   387,636   $   251,442   $ 1,183,836    $   824,346
      Horses                                67,550     2,283,000       972,550      5,482,500
      Marketing and Sales                     --          33,967        64,630         84,172
      General and Administrative            84,791       101,368       549,148        398,927
      Depreciation and Amortization         18,266        13,827        53,293         42,108
      Interest Expense                      16,559        11,176        53,176         31,465
                                       -----------   -----------   -----------    -----------

            Total Costs and Expenses   $   574,802   $ 2,694,780   $ 2,876,633    $ 6,863,518
                                       -----------   -----------   -----------    -----------

Income (Loss) Before
   Provision for Taxes                 $   301,062   $   418,764   $    (1,409)   $   349,798

Provision for Taxes                        120,425       167,506          (564)       139,920
                                       -----------   -----------   -----------    -----------

Income (Loss) from
   Continuing Operations               $   180,637   $   251,258   $      (845)   $   209,878

Income from Discontinued
------------------------
 Operations (Net of Income Taxes)             --          38,650          --          101,350
 --------------------------------      -----------   -----------   -----------    -----------

Net Income (Loss)                      $   180,637   $   289,908   $      (845)   $   311,228
                                       ===========   ===========   ===========    ===========

                                   Mercristo Developments, Inc.
                                     (A Delaware Corporation)
                                     Ottawa, Ontario - Canada


                           Consolidated Statements of Operations for the
                           Three Months Ended October 31, 1997 and 1996
                        and the Nine Months Ended October 31, 1997 and 1996
                           (All Expressed in Terms of Canadian Dollars)
                                            (Unaudited)

                                              Three Months                Nine Months
                                            Ended October 31            Ended October 31
                                           1997          1996          1997          1996
                                       -----------   -----------   -----------    -----------
Income (Loss) per
  Common Share:

Continuing Operation                   $       .01   $       .02   $     --       $       .01

Discontinued Operations                       --            --           --               .01
                                       -----------   -----------   -----------    -----------

     Net Income (Loss)                 $       .01   $       .02   $     --       $       .02
                                       ===========   ===========   ===========    ===========

Weighted Average Number
of Common Shares Outstanding            16,560,519    14,654,303    16,560,519     14,654,303
                                        ==========    ==========    ==========     ==========




























   The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada

                  Consolidated Statements of Cash Flows for the
                   Nine Months Ended October 31, 1997 and 1996
                  (All Expressed in Terms of Canadian Dollars)
                                   (Unaudited)

                                                            Nine Months
                                                         Ended October 31
                                                        1997           1996
                                                     -----------    -----------
Operating Activities
   Net Income (Loss) for the Period                  $      (845)   $   311,228
   Non-Cash Adjustments:
     Depreciation/Amortization                            53,293         42,108
     Deferred Revenue                                 (1,347,982)    (1,186,394)
     Deferred Income Taxes                              (198,017)          --

   Changes:
     Accounts Receivable                               2,524,525         (1,818)
     Inventory                                           604,850       (422,500)
     Prepaid Expenses                                    (27,958)       (73,500)
     Accounts Payable                                 (1,965,410)      (602,427)
     Income Taxes Payable                                190,323        147,126
     Discontinued Operations -
      Non - Cash Adjustments and Working
      Capital Changes                                       --          271,793
                                                     -----------    -----------

        Net Cash Flows from Operating Activities     $  (167,221)   $(1,514,384)
                                                     -----------    -----------

Investing Activities
   Acquisition of Fixed Assets                       $  (660,026)   $  (166,186)
   Due from Partnership                                    3,043      1,469,992
   Due to/from Related Companies                         412,378           --
   Investing Activities of Discontinued Operations          --             --
                                                     -----------    -----------

        Net Cash Flows from Investing Activities     $  (244,605)   $ 1,303,806
                                                     -----------    -----------

Financing Activities
   Dividends                                         $      --      $   (24,000)
   Increase in Long-Term Debt                            426,613         97,390
   Decrease in Long-Term Debt                            (39,022)       (25,020)
   Financing Activities of Discontinued Operations          --          (20,680)
                                                     -----------    -----------

        Net Cash Flows from Financing Activities     $   387,591    $    27,690
                                                     -----------    -----------

Decrease in Cash and Cash Equivalents                $   (24,235)   $  (182,888)

Cash and Cash Equivalents - Beginning of Period           53,162        241,117
                                                     -----------    -----------

Cash and Cash Equivalents - End of Period            $    28,927    $    58,229
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


Note B - Receivables
--------------------
   Accounts receivable consisted of the following at October 31, 1997 and January 31, 1997:

                                                    October 31,      January 31,
                                                        1997             1997
                                                    -----------      -----------
    Due from Investors                              $   144,403      $ 1,180,014
    Partnerships                                      2,873,090        2,360,354
    Horses                                              224,700        1,840,400
    Breeding                                                ---          388,993
                                                    -----------      -----------
         Total Accounts Receivable                  $ 3,242,193      $ 5,769,761

    Less:  Amounts Due Within One Year                1,244,326        3,768,851
    ----                                            -----------      -----------

         Amounts Due After One Year                 $ 1,997,867      $ 2,000,910
                                                    ===========      ===========

--------------------------------

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

                                                                   - continued -

--------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION


      Effective January 31, 1997, pursuant to the terms and conditions of an Agreement and Plan of Reorganization by and among the Company, Egyptian Arabians Inc. and Egyptian Arabians' sole stockholder, Egyptian Arabians Inc. became a wholly-owned subsidiary of the Company. Simultaneous with that transaction, 622291 Ontario Ltd. ("622291") became a wholly-owned subsidiary of Egyptian Arabians and, 622291 was reorganized pursuant to which operations of 622291 other than the Blue Moon Farms breeding and care operations and 622291's wholly-owned subsidiary, Edwards Arabian Inc., were spun off from 622291. The transaction pursuant to which Egyptian Arabians Inc. (including directly and indirectly its wholly-owned subsidiaries, 622291 and Edwards Arabians) became a wholly-owned subsidiary of the Company has been accounted for as a recapitalization, resulting in the historical operations of 622291 being treated as the historical operations of the Company. Accordingly, the following discussion and analysis of financial condition and results of operations is a discussion of the historical financial performance of 622291's operations relating to the Blue Moon Farms operations and the operations of 622291's wholly-owned subsidiary, Edwards Arabians Inc.

      Since the inception of the Company's Canadian operations in 1991, the Company has generated revenue primarily by selling Straight Egyptian Arabian horses to investment limited partnerships and individual investors and by operating the breeding and care facilities at its Blue Moon Farms facilities. Until recently, revenues generated by these two activities have remained fairly constant as a percentage of the Company's overall revenues, with sales representing approximately 78% and management fees for the breeding and care of the horses representing approximately 20%. Over the past nine months, revenues from the sale of horses have represented an increasingly smaller percentage of overall revenues and revenues from the breeding and care operations have assumed an increasingly larger percentage of overall revenues. This significant reduction in horse sales has resulted primarily from uncertainty surrounding the outcome of a review by Canadian taxing authorities of investment losses claimed by horse owners. The Company has historically increased sales primarily as a result of increased levels of investing activities promoted by Edwards Securities Inc. which, in turn, results in a greater number of horses being boarded at the Company's Blue Moon Farms facilities. Sales to limited partnerships have traditionally accounted for approximately 50% of the Company's sales while the balance consists of sales to other farms and individual owners. Revenues from the Company's Blue Moon Farms operations, as those operations relate to the care and maintenance of the horses boarded there, are generated almost entirely (98%) from services rendered to the various limited partnerships that purchase Straight Egyptian Arabians from the Company. The Company continues to believe that the markets outside of Canada represent significant opportunities for the Company. Management intends to allocate greater resources to expanding sales channels and establishing marketing alliances in non-Canadian and international markets.

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

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated the percentages which the selected items in the Company's Consolidated Statements of Operations bear to total revenues:

                                           Three Months             Nine Months
                                         Ended October 31        Ended October 31
                                         1997        1996         1997       1996
                                     ---------------------------------------------
    REVENUES
    Farms 1                              92.0%       29.6%        80.9%      27.3%
    Horses 2                              2.6%       68.5%        15.4%      70.1%
    Interest and Other                    5.4%        1.9%         3.7%       2.6%
                                      --------    --------     --------   --------

         Total Revenues                 100.0%      100.0%       100.0%     100.0%
                                        ------      ------       ------     ------

    COSTS AND EXPENSES

    Farm 1                               44.2%        8.1%        41.2%      11.4%
    Horses 2                              7.7%       73.3%        33.8%      76.0%
    Marketing and Sales                   0.0%        1.1%         2.2%       1.2%
    General and Administrative            9.7%        3.3%        19.1%       5.6%
    Depreciation and Amortization         2.1%         .4%         1.9%        .6%
    Interest Expense                      1.9%         .4%         1.8%        .4%
                                      --------   ---------     --------   --------

         Total Costs and Expenses        65.6%       86.6%       100.0%      95.2%
                                       -------     -------       ------    -------

    Income (Loss) Before Taxes           34.4%       13.4%         0.0%       4.8%

    Provision for Income Taxes           13.7%        5.4%         0.0%       1.9%
                                       -------    --------     --------   --------

    Income (Loss) from
      Continuing Operations              20.7%        8.0%         0.0%       2.9%
                                       =======    ========     ========   ========



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


                                        Three Months            Nine Months
                                      Ended October 31        Ended October 31
                                      1997        1996        1997        1996
                                   ---------   ----------  ----------  ---------
    Number of Horses
      Beginning Inventory              16          47          12          10
       Horses Acquired                 25          20          48          97
       Horses Sold or Exchanged       (31)        (32)        (50)        (72)
                                      ---         ---         ---         ---

         Ending Inventory              10          35          10          35
                                      ===         ===         ===         ===

   There was a 16% decrease in the number of horses in ending inventory at October 31, 1997 when compared to January 31, 1997 but a 65% decrease in total carrying value for those horses due to a substantial decrease in the number of mares as compared to colts in the ending inventory. The ratio of mares to colts can vary significantly at any point in time.

   The range of sales and purchase prices and the average sale and purchase price of horses for all periods were as follows:

                                           Range             Average
                                    ------------------      ---------

             Mares                  $ 70,000 -$ 95,000      $ 92,000
             Fillies                $ 50,000 -$ 60,000      $ 55,000
             Colts:
               Purchase                                     $10,000
               Sale                                         $500 or less

                                                                 -  continued  -

   The limited partnerships to which the Company frequently sells fillies and mares generally have a one to three year life until, for tax reasons, they are rolled over into corporations. Prior to the occurrence of these roll-overs, the Company will evaluate the holdings of a given partnership, focusing on the number of horses and the mix of colts to fillies, in order to support and maintain the investment value of those partnerships. The Company will often take fillies or mares from its existing inventory and exchange them for colts owned by the various investment partnerships. Fillies and mares are much more valuable than colts, and the price differential between the fillies and mares surrendered by the Company and the colts received in exchange is expensed as part of the cost of horses sold. In determining the value of the fillies and mares surrendered by the Company and colts received in exchange from the limited partnerships, the Company recognizes the current market value of the horses based on the Company's costs of purchasing fillies, mares and colts. Total replacement costs reflected in cost of sales were $59,950 and $216,000 for the three months ended October 31, 1997 and 1996, respectively, and $609,950 and $628,500 for the nine months ended October 31,1997 and 1996, respectively.

   In addition, the average management fees charged by the Company for all periods presented were approximately $5,000 per investment limited partnership per year, or approximately $417 per month.

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1996

REVENUES. Total revenues for the three months ended October 31, 1997 decreased by $2,237,680 (71.9%) to $875,864 from $3,113,544 for the three months ended
October 31, 1996. Revenues from breeding and care of horses decreased by $117,149, revenues from the sale of horses decreased $2,110,350, and interest and other revenues decreased by $10,181. The continued decrease in the revenues generated by the sale of horses was primarily attributable to the limited activity in horse purchases and sales pending the outcome of the Revenue Canada proposed assessments with the investors. The uncertainty of this outcome will continue to adversely affect the Company's horse sales. Farm revenues for board and care continued to increase as the number of horses under the Company's care has grown, but a reduction in breeding fees in the third quarter 1997 as compared to the third quarter of 1996 accounted for the overall decrease in farm revenues.

COSTS AND EXPENSES. Total costs and expenses for the three months ended October 31, 1997 decreased by $2,119,978 (78.7%) to $574,802 from $2,694,780 for the three months ended October 31, 1996. As the Company's horse sales continued to decrease significantly during the three months ended October 31, 1997 as compared to the three months ended October 31, 1996, the Company was able to control the incurring of expenses associated with those activities.

MARKETING AND SALES. The Company did not incur any marketing and sales expenses for the three months ended October 31, 1997 which was attributable to the lack of horse sales. Marketing and sales expenses for the three months ended October 31, 1996 were $33,967.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended October 31, 1997 decreased by $16,577 (16.4%) to $84,791 from $101,368 for the three months ended October 31, 1996. The primary reason for the decrease was a reduction in professional and consulting fees incurred in connection with the recapitalization and Registration of the Company which began in the third quarter of 1996.

INCOME TAXES. The provision for taxes for the three months ended October 31, 1997 and 1996 is based upon an effective Canadian tax rate of 40.0%.

NINE MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH NINE MONTHS ENDED OCTOBER 31, 1996

REVENUES. Total revenues for the nine months ended October 31, 1997 decreased by $4,338,092 (60.1%) to $2,875,224 from $7,213,316 for the nine months ended
October 31, 1996. Revenues from breeding and care of horses increased by $355,016, revenues from the sale of horses decreased $4,617,000, and interest and other revenues decreased $76,108. There were three primary reasons for the large decrease in the revenues generated by the sale of horses. First and foremost was the limited activity in horse purchases and sales pending the outcome of the Revenue Canada proposed assessments with the investors. Second, the Company had also offered an early sales incentive plan with its salesmen to sell horses during the first quarter of 1996. Third, the foaling activity started approximately 30 days later than usual in the first quarter of 1997 due to a decision to use frozen semen which also resulted in a substantially reduced fertilization rate. The Company, in response to this delay, quickly reverted to using fresh semen which has resulted in a much higher fertilization rate. Management expects that this higher fertilization rate will substantially increase the foaling activity for the remainder of the 1997 operating year when compared to the results of the nine months ended October 31, 1997.

COSTS AND EXPENSES. Total costs and expenses for the nine months ended October 31, 1997 decreased by $3,986,885 (58.1%) to $2,876,633 from $6,863,518 for the nine months ended October 31, 1996. As the Company's horse sales and foaling activity decreased significantly during the nine months ended October 31, 1997 as compared to the nine months ended October 31, 1996, the Company was able to control the incurring of expenses associated with those activities.

MARKETING AND SALES. Marketing and sales expenses for the nine months ended October 31, 1997 decreased by $19,542 (23.2%) to $64,630 from $84,172 for the nine months ended October 31, 1996. The primary reason for the decrease was the lack of marketing relating to sales of horses during the third quarter of 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended October 31, 1997 increased by $150,221 (37.6%) to $549,148 from $398,927 for the nine months ended October 31, 1996. The primary reason for the increase was professional and consulting fees incurred in connection with the recapitalization of the Company and the registration of the Company's Common Stock with the United States Securities and Exchange Commission, during the first half of 1997.

INCOME TAXES. The provision for taxes for the nine months ended October 31, 1997 and 1996 is based upon an effective Canadian tax rate of 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1997, the Company's primary source of liquidity included cash and cash equivalents of $28,927 and open trade credit with vendors of $2,102,516. The Company has not borrowed any moneys from financial institutions for working capital needs with the exception of its commercial mortgages on the construction and improvements to its facilities. The Company's working capital decreased by $1,376,423 during the six months ended October 31, 1997 from $646,806 at January 31, 1997 to a negative working capital of $729,617 at October 31, 1997.

Net cash flows from operating activities during the nine months ended October 31, 1997 were a negative $167,221 as compared to a negative $1,514,384 for the nine months ended October 31, 1996. The increase of $1,347,163 resulted primarily from the significant collection in accounts receivable and a decrease in inventories during the nine months ended October 31, 1997.

                                                                   - continued -

Net cash flows used in investing activities (primarily for capital expenditures net of the collection of amounts due from related companies) during the nine months ended October 31, 1997 were $244,605 as compared to net cash flows from investing activities (primarily from collections of amounts due from the limited partnerships) of $1,303,806 for the nine months ended October 31, 1996.

Net cash flows from financing activities during the nine months ended October 31, 1997 were $387,591 as compared with net cash flows from financing activities of $27,690 for the nine months ended October 31, 1996. The increase reflects the borrowings on new commercial property of $426,613.

The balance sheet at October 31, 1997 shows a decrease in current assets for the nine months from $4,764,832 to $1,639,180 and a corresponding decrease in current liabilities from $4,118,026 to $2,446,078 and a decrease in deferred revenues from $2,368,797 to $1,002,768, all compared with those figures at January 31, 1997. The decrease in current assets and liabilities was primarily attributable to the collection of accounts receivable and reduction in inventories during the first nine months.

COMPANY'S FINANCING REQUIREMENTS


The Company has no current need for any externally generated financing to fund its continuing operations. As the Financial Statements show, the Company's business has been self-financing, and does not depend on any institutional debt or commercial lines of credit (except for commercial mortgages on the Company's properties).

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


                                       MERCRISTO DEVELOPMENTS, INC.


Date  December 15, 1997                /s/ David G. Edwards
     ----------------------------      -----------------------------------------
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

      Not applicable.
_______________________

*Exhibit filed with this Report