Form 10-K405
period 1998-01-31
MERCRISTO DEVELOPMENTS INC
filed 1998-04-30
CIK 1038492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended JANUARY 31, 1998

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _________________ to ______________________

                           Commission File No. 0-22541

                          MERCRISTO DEVELOPMENTS, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                                     98-0166912
----------------------------------                            ------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer Identification No.)
of incorporation or organization)

         240 ARGYLE AVENUE
         OTTAWA, ONTARIO, CANADA                                      K2P 1B9
----------------------------------                            ------------------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code  (613) 230-9803
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
         Title of Each Action                     on which registered
         --------------------                   ---------------------

         None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  x       No
             ---         ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $27,571,557. Market value is determined by reference to the last sale price of the Registrant's common stock as of the close of business on April 22, 1998.

         The number of shares outstanding of the Registrant's common stock, as of April 22, 1998, is as follows: 17,840,519 shares

         Documents incorporated by reference and the Part of the Form 10-K into which they are incorporated are listed hereunder.

         PART OF FORM 10-K                           DOCUMENT INCORPORATED BY REFERENCE
         -----------------                           ----------------------------------

         Part III, items 10, 11, 12 and 13           Registrant's proxy statement to be issued in
                                                     connection with the Annual Meeting of Stockholders
                                                     of the Registrant to be held on July 22, 1998

                                     PART I

ITEM 1.  BUSINESS

         GENERAL
         -------

         The Company was incorporated in the State of Delaware on January 4, 1996 as MAC Systems Inc. ("MAC") for the purposes of acquiring new businesses. The Company changed its name to Internet@iDirect.com Inc. in March, 1996.

         On or about January 27, 1997, David G. Edwards, principal shareholder and owner of 622291 Ontario Limited ("622291"), a private Canadian company with diversified financial investment/operational interests located in Ottawa, Ontario, Canada, purchased 200,000 shares of the Company's Common Stock from an existing stockholder of the Company. By Board of Directors and stockholder action on February 10, 1997, Mr. Edwards, his wife and his brother became the Company's Directors and officers. The Company changed its name from Internet @ iDirect.com Inc. to Mercristo Developments, Inc. on February 10, 1997.

         Effective January 31, 1997, pursuant to the terms and conditions of an Agreement and Plan of Reorganization by and among the Company, Egyptian Arabians Inc. and Egyptian Arabians' sole stockholder (Resi Corp.), Egyptian Arabians Inc. became a wholly-owned subsidiary of the Company. Simultaneous with that transaction, 622291 became a wholly-owned subsidiary of the Egyptian Arabians and 622291 was reorganized, pursuant to which operations of 622291 other than the Blue Moon Farms breeding and care operations of 622291's wholly-owned subsidiary, Edwards Arabian Inc., were spun off from 622291. The transaction pursuant to which Egyptian Arabians Inc. (including directly and indirectly its wholly-owned subsidiaries, 622291 and Edwards Arabians) became a wholly-owned subsidiary of the Company has been accounted for as a recapitalization, resulting in the historical operations of 622291 being treated as the historical operations of the Company. Accordingly, the following discussion and analysis of financial condition and results of operations is a discussion of the historical financial performance of 622291's operations relating to the Blue Moon Farms operations and the operations of 622291's wholly-owned subsidiary, Edwards Arabians Inc.

         As a result of the above transactions, the breeding and care operation of 622291 and the sales and marketing activities of 622291's wholly-owned subsidiary, Edwards Arabians Inc., are presented as the Company's historical operations. Until recently, the Company has generated revenue primarily by selling Straight Egyptian Arabian horses to investment limited partnerships and individual investors and by operating the breeding and care facilities at its Blue Moon Farms facility. The Company has increased sales historically primarily as a result of increased levels of investing activities promoted by Edwards Securities Inc., an Ontario corporation of which David G. Edwards is a director and President and of which he is indirectly the sole controlling shareholder. The Company historically received cash consideration from the limited partnerships and individual investors to whom it sold horses and would take from each of the limited partnerships to which horses were sold a promissory note in an amount equal to the cost for providing board and care of the horses sold. These notes generate interest which is paid to the Company on a monthly basis, and the principal amount of the notes gets repaid when the investment partnerships sell the horses or transfer ownership of the horses to corporations into which the partnerships' assets are transferred. During calendar year 1997, as a result of Revenue Canada's actions regarding proposed assessments on investors who invested in the investment limited partnerships that purchased Straight Egyptian Arabian horses from the Company, the Company's sales of horses to limited partnerships diminished significantly.

         Unless otherwise indicated herein, all references to the "Registrant" or the "Company" herein include Mercristo Developments, Inc., the Company's wholly-owned subsidiary, Egyptian Arabians Inc., and the direct and indirect wholly-owned subsidiaries of Egyptian Arabians Inc., 622291 Ontario Limited and Edwards Arabians Inc., respectively. Also, unless otherwise indicated herein, the financial information set forth herein is expressed in terms of Canadian dollars.


         CORPORATE STRUCTURE
         -------------------


         The Company's corporate structure is as follows:

         Company:
         a Delaware Corporation                      Mercristo Developments, Inc.



         Canadian Subsidiary:
         an Ontario Corporation                      Egyptian Arabians Inc.
         (100% Subsidiary of
         Mercristo Developments)



         Original Holding Company:
         Includes Blue Moon Farms                    622291 Ontario Limited
         operations, and the corporate
         offices at 240 Argyle Avenue,
         Ottawa
         (100% Subsidiary of
         Egyptian Arabians)



         Marketing & Sales:
         (100% Subsidiary of 622291)                 Edwards Arabians Inc.


         OVERVIEW - COMPANY'S OPERATIONS
         -------------------------------

         The Company, through its wholly-owned subsidiary, Egyptian Arabians Inc., is a private breeder of Straight Egyptian Arabian horses. Straight Egyptian Arabian horses are the finest and rarest of Arabian horses in the world. Out of an estimated 100 million world general horse population, approximately 6,000 are Straight Egyptian Arabian horses. An Egyptian Arabian horse is a pure-bred Arabian horse that has been bred or that is descended from horses that were bred in Egypt. A Straight Egyptian Arabian horse is an Egyptian Arabian horse whose pedigree is unmixed with other blood-line groups. The characterization "Straight Egyptian" is officially recognized in the Arabian horse arena.

         North America is the world's foremost repository of these highly prized and rare creatures. Egyptian Arabians Inc. is one of five large Canadian farms which are solely dedicated to the breeding of Straight Egyptian Arabian horses. Each of these five farms is independently owned and operates strictly on an arms length basis from one another. The five farms utilize and access semen from a major international organization which currently controls the largest collection of senior, world class Straight Egyptian Arabian stallions available today. In addition, subsidiaries of Egyptian Arabians Inc. have previously purchased semen from other senior stallions which are owned by other independent North American breeders of Straight Egyptian Arabian horses.

         Egyptian Arabians Inc. manages a large private breeding facility for Straight Egyptian Arabian horses, with more than 225 Straight Egyptian Arabian horses under its care and management with approximately 90 mares which will produce foals in 1998. There are a total of 145 mares which are eligible and will be bred in 1998 as well. As a result of the 1997 foaling and breeding activities, it is expected that, by the summer of 1998, Egyptian Arabians Inc. will provide care and management for approximately 300 Straight Egyptian Arabian mares and fillies at its present facilities.

         The Company operates through two subsidiaries of its main Canadian subsidiary - Egyptian Arabians Inc. The two subsidiaries are:

                  (a) 622291 Ontario Limited, an Ontario company, located in Addison, Ontario. The Company's Blue Moon Farms operations reside within 622291. Blue Moon Farms is the farm operating facility for the breeding and care of the Straight Egyptian Arabian horses tenanted there.

                  (b) Edwards Arabians Inc., an Ontario company, with its head office located at 240 Argyle Avenue, Ottawa, Ontario. Edwards Arabians Inc. is the marketing and sales arm for the Company's Straight Egyptian Arabian horse business.

         In the past five years, the Company has generated revenue principally by (a) selling Straight Egyptian Arabian horses to investment limited partnerships, other breeders and to individual clients and (b) operating the breeding and care facilities at Blue Moon Farms for the Straight Egyptian Arabian horse assets of the limited partnerships and other individual owners. As noted previously, sales to investment limited partnerships diminished significantly during the fiscal year ended January 31, 1998.

         These limited partnerships center around shared ownership by individual clients of world class Straight Egyptian Arabian horses, and utilize various Canadian legislation that exists in the area of farm-loss write-offs, registered savings plans deductions through share ownership in private client owned Canadian corporations, income splitting, and the deductibility of loan servicing interest on investments loans. Revenue Canada has recently proposed certain assessments on investors in these types of partnerships which has resulted in reduced limited partnership investing activity in Straight Egyptian Arabian horses. Additionally, individual clients have also purchased Straight Egyptian Arabian mares in order to take advantage of their breeding potential and the premium prices commanded by Straight Egyptian Arabian horse fillies borne by these mares over an average 15 years breeding life.

         The Company believes that its techniques for artificial insemination, pregnancy care, foaling care, medical care and training are technologically superior to those of other breeders and boarders of Straight Egyptian Arabian horses. Coupled with a work force of approximately 25 highly trained staff and management, these techniques have contributed to the Company's profitability. Continued growth in revenues, tightly engineered cost optimization, and top quality Straight Egyptian Arabian horse breeding rates exceeding 85% (compared to the worldwide industry average of approximately 65% - 70%) have allowed the Company to become a major player in the Straight Egyptian Arabian horse business.

         The Company, through its subsidiary, Edwards Arabians Inc., is participating in an extensive R&D program with one of North America's leading equine research centers - Guelph University, Guelph, Ontario. This research program is investigating one of the leading causes of death among new born foals, Rhodococcus Equi. The Company hopes that its sponsorship of this program will provide it with access to technology that will reduce the death rate of new born foals and thereby improve the Company's prospects for greater volumes of annual foal production.

         EMPLOYEES
         ---------

         The Blue Moon Farms operation employs approximately 25 staff members and has several local veterinarians on 24 hour call. The actual number of staff at Blue Moon Farms varies with seasonal aspects of the business from 20 to 30 individuals. Staffing at the Company's Blue Moon Farms operations is heaviest during the months of January through September, which months represent a full breeding season, the entire foaling season and the time of year when weather-related work such as fencing, pasture management and haying activities are most commonly undertaken. The months of October, November and December see fewer staff in that the major work load of the operations would have been completed by the end of September. In addition, due to greater operating efficiencies over the past several years, the Company's staff count has remained relatively constant despite annual increases in the number of horses under management or ownership. The entire Straight Egyptian Arabian horse breeding and care system is continuously and carefully monitored, electronically and physically, to ensure maximum productivity of Straight Egyptian Arabian foalings. Leading edge medical and electronic equipment and highly trained staff enable minimization of costs and optimization of Straight Egyptian Arabian horse production output.

         The Company's marketing and sales organization, housed within Edwards Arabians Inc., employs five individuals at its Ottawa, Canada facility.

         COMPANY'S MISSION AND STRATEGY
         ------------------------------

         The Company has a primary mission to profitably carry on the business of breeding, raising, showing, exhibiting, and selling Straight Egyptian Arabian horses for the purpose of supporting external and internal growth and returning value to the Company's stockholders. The Company's ultimate goal is to become the largest private breeder of Straight Egyptian Arabian horses in the world. To accomplish this goal, the Company has made major investments in re-engineering the Straight Egyptian Arabian horse breeding and care operations at the Company's Blue Moon Farms facilities in Addison, Ontario, using the most advanced technologies for breeding, maternity care and monitoring, physical security, safety, and medical care.

         SHORT-TERM AND MEDIUM-TERM STRATEGIES
         -------------------------------------

         The Company's strategy is to improve the Company's position in the Straight-Egyptian Arabian marketplace. In the short term, the Company intends to pursue the following core strategies:

         Complete the re-engineering and modernization of the Company's facilities at Blue Moon Farms.

         Establish North American market awareness of the Company and its business.

         Establish market awareness of the Company and its business in select international markets.

         In the medium term, the Company intends to pursue the additional following strategies:

         Establish a Straight Egyptian Arabian horse export market from North America to select international markets.

         Create a niche lifestyle awareness in North America as to the benefits, both social and economic, of participation in the ownership of Straight-Egyptian Arabian horses.

         In recognition of the fact that sales of horses to investment limited partnerships have diminished as a result of Revenue Canada pronouncements, the Company has decided to diversify its base of operations by expanding into unrelated and totally distinct consumer sector businesses. The Company's management has identified several possible acquisition candidates and is evaluating the merits of pursuing those candidates.


         THE ARABIAN HORSE
         -----------------

         The Arabian horse has the distinction of being the oldest living breed of horse. "Equus Arabicus", one of the four original species of horse, has been identified in modern times as the Arabian horse. While other breeds disappeared or mixed with different breeds, the Arabian remained essentially the same. Although the first recorded history of the Arabian horse was 3,000 years ago, some archaeologists believe the breed existed as long as 40,000 years ago.

         Raised originally in Arabia and adjacent countries and noted for its intelligence, grace and stamina, Arabians have the longest bloodline record of any horse breed and have been bred by the Bedouins in the Near East for three millennia, primarily for use in war because of their endurance. Tomb paintings indicated that Egyptians raised Arabian horses as early as 1580 BC. The Muslim conquests of the sixth and seventh centuries introduced Arabian horses to Europe and many parts of Asia.

         Many of the Arabian horse's characteristics (such as stamina, hardiness and agility) were developed due to the careful breeding practices and harsh lifestyle of the desert Bedouin tribes. The natural culling that occurred because of the strenuous life in the desert was enhanced by careful breeding practices of owners. Because of these breeding practices the Arabian horse is considered to be the most prepotent of all breeds of horses, for its ability in passing on its characteristics to foals.

         For thousands of years, owners bred Arabian horses to own more stock and to pick up the famous Arabian qualities. In fact, the Arabian horse is the genetic predecessor of every light horse breed in existence today. Arabians have been bred with other horses to produce new breeds, including thoroughbreds, standardbreds, quarter horses, lippizaners and national show horses.

         STRAIGHT EGYPTIAN ARABIAN HORSES
         --------------------------------

         Straight Egyptian Arabians, which account for approximately 1.0% of all purebred Arabian horses, trace their heritage exclusively to the Arabians which were bred in, or whose bloodline was used as part of, the established breeding programs in Egypt, referred to below. Many Arabian horses in North America and Europe today are Egyptian-related in recognition of the superior qualities of the Straight Egyptian Arabian.

         Straight Egyptian Arabians are considered by breeders to be very prepotent in passing their characteristics on to their foals because of their intense line breeding. The Straight Egyptian Arabian is known for its elegant features. Its dished head, large eyes, arched neck and high tail carriage justify its reputation as the most beautiful of all breeds. Straight Egyptian Arabian horses have a body which is shorter than other breeds, usually a rib and one vertebrae less than a Thoroughbred and two vertebrae in the tail. Colourings are primarily grey, bay and chestnut.

         The Straight Egyptian Arabian horse's natural physical characteristics have contributed to its outstanding performance in today's equine activities. The short, dished head and wide flaring nostrils allow for maximum oxygen intake. The arched neck keeps the windpipe defined and clear to carry air to the lungs. Through careful breeding, strong resilient legs, free of most lameness problems, are more common than in other breeds. Such qualities give the Straight Egyptian Arabian horse superior athleticism and versatility.


         INTERNATIONAL MARKETS
         ---------------------

         As the demand for Straight Egyptian Arabian horses has increased, markets have opened up in many parts of the world to meet this demand. Out of the general Arabian horse population of 1 million, and a general world horse population of an estimated 100 million, only approximately 6,000 horses are registered Straight Egyptian Arabians. This exclusivity has helped to support the market value of these horses. See "BUSINESS - The Industry."

         Outside of North America, countries with well developed markets and businesses leading in the breeding and growth of the Straight Egyptian Arabian horse industry include: Sweden, Norway, Germany, Netherlands, Belgium, Spain, Portugal, France, Switzerland, Austria, Hungary, Russia, Poland, Morocco, Egypt, South Africa, Australia, Argentina, Chile, Uruguay, and Brazil.


         NORTH AMERICAN MARKETS
         ----------------------


         Arabian horses made their debut in North America during the 1893 Chicago World's Fair, where Bedouins exhibited 29 horses. The breed gradually grew, but it was not until the 1940's that the Arabian horses gained widespread popularity through the advent of horse shows. Some of the best Arabian horses bred throughout the world have been exported to North American breeders over the last 40 years. North American breeders have achieved a reputation as leaders in the preservation, through selective breeding, of purebred Arabian bloodlines.

         After countless centuries, and only in the last 30 to 40 years, North America has achieved the undisputed status as the world guardian and protector of Straight Egyptian Arabian horses in terms of both quality and quantity. North American interest in Straight Egyptian Arabian horses has soared after major wins in the show ring, and consequently as a better understanding was achieved of the pure, refined type and elegance for which these horses were prepotently line-bred. The Pyramid Society was formed in the United States to ensure the strictly controlled perpetuation of this rare genetic pool and to provide valuable outcross bloodlines to other Arabian breeders.

         Several countries maintain their own registration systems for Arabian horses. Registration of Arabians in North America began in 1908, although Arabian horses were imported occasionally to North America during the 18th and 19th centuries. Up to the end of December 1991, all Arabian horses owned in Canada could be registered with either or both the Arabian Horse Registry of America, Inc. (the "AHRA") or the Canadian Arabian Horse Registry (the "CAHR"). Effective January 1992, all Canadian Arabian horses must be registered only with the CAHR as, at the request of the CAHR, the AHRA has ceased to offer its registration services to Canadian owners for foals born in Canada. A breeder usually registers a foal within six months of its birth. The CAHR rules limit registration to one foal per year per mare. Effective January 1, 1991, all foals must be blood-typed as they approach breeding age. The CAHR also maintains records of the blood-type of every Arabian breeding stallion. The particular markings of the horse, including hair whorl location, are recorded on the Certificate of Registration.

         Since neither the CAHR nor the AHRA registers specific bloodlines, the Pyramid Society was formed to establish standards for and act as a record keeper of Straight Egyptian genealogy. An extensive reference handbook of Straight Egyptian Arabian horses is published every four years by the Pyramid Society. The latest reference handbook was published in 1994. The Pyramid Society also holds an annual World Egyptian Event in Lexington, Kentucky. The Egyptian Event includes a stallion exhibition, lectures, halter, performance and futurity competitions for Straight Egyptian Arabian horses and Egyptian-related horses. Horses which are nominated en utero to compete at a future date, usually for a period of three years after nomination, participate in various futurity competitions.

         Canadian breeders of Straight Egyptian Arabian horses consider it desirable that their horses be registered with the CAHR and be confirmed by the Pyramid Society to be Straight Egyptians to ensure recognition and adequate protection of the bloodline. Breeders also seek membership with the International Arabian Horse Association located in Westminster, Colorado. This Association organizes and operates various Arabian horse shows throughout the year and prescribes ethical standards to be followed by its members.


         THE INDUSTRY
         ------------

         The major criteria for determining the value of Straight Egyptian Arabian horses are substantially similar to those utilized to determine the value of race horses: pedigree, performance in competition, and the ability to produce marketable foals. The owner of a Straight Egyptian Arabian horse need not bear the costs of training for, or risk the many health hazards involved with, racing in order to derive value. The show arena is equivalent to the race track for a racehorse since the Straight Egyptian Arabian accumulates honors by winning show competitions as opposed to winning races. However, professional Arabian and Straight Egyptian Arabian horse racing is rapidly becoming quite popular.

         Straight Egyptian Arabian horses have become increasingly popular in the last three decades in North America and interest has increased following not only major competitive wins by these horses in the show ring, but also a growing public appreciation of the refinement and elegance of the Straight

Egyptian. As previously noted, Straight Egyptian Arabian horses represent approximately 1% of the entire Arabian horse population, and yet Straight Egyptian Arabian horses consistently win 20%-30% of the North American show events. These performance results have generated increased interest in the breeding of Straight Egyptian Arabian horses.

         Arabians are considered to be the one of the fastest growing breeds of all of the major light horse breeds on the North American continent. The American Horse Council of Washington, D.C. has published registration figures indicating that the number of Arabian foals registered in North America has increased from 1,610 in 1960 to 24,578 in 1988, which is approximately four times the rate of growth of the total number of registrations during these years for the major North American light horse breeds. Purebred Arabian horse registrations have declined, however, from their highest levels in the mid-1980's to approximately 13,000 registrations in each of 1994 and 1995.

         Arabians are generally sold either by private agreement or at public auction, often by a sales agent. Due to their rarity and aesthetic qualities, Straight Egyptian Arabian horse foals will normally fetch considerably higher prices than Egyptian-related foals. Also, a filly is usually much more valuable than a colt because of her potential value for breeding. In general, the percentage of live foals born in a group of mares confirmed by a veterinarian as "checked to be in foal" is normally approximately 90% and the usual ratio of colts to fillies is one to one. Generally, breeders evaluate a breeding program on the basis of the number of foals one may expect to be produced by a mare, the reproductive capabilities of fillies so produced and the anticipated selling price of each foal. The anticipated breeding life of an Arabian mare under good management conditions is approximately 15 years. Because the gestation period for horses is eleven months, a mare can carry only one foal a year, assuming that a breeder is utilizing only a direct breeding program for his mares.

         The rarity of Arabians is preserved by the CAHR rules providing for only one foal per year per mare. Subsequent to the 1990 breeding season, the CAHR rules permit the transportation of semen for artificial insemination and the storage of semen. To reduce the risk associated with breeding, some breeders have in recent years employed embryo transfers and artificial insemination. Unlike the standards applicable to the thoroughbred horse industry, regulations regarding Arabian horses permit immediate artificial insemination and embryo transfers, thus reducing the risk of injury to the stallions and reducing the risks for mares associated with breeding, carrying and delivery of foals.


         COMPANY'S PRIMARY SOURCES OF REVENUES AND INCOME
         ------------------------------------------------

         The Company's primary sources of revenue are:


                  (a) Services related to the breeding and care of Straight Egyptian Arabian horses for the limited partnerships, and for other individuals who choose to utilize the Company's services.

                  (b) Sales of Straight Egyptian Arabian horses to various limited partnerships, offered by Edwards Securities Inc. ("ESI"), acting as the General Partner. ESI is a corporation incorporated under the laws of Ontario and licensed by the Ontario Securities Commission to create, promote, and sell securities. David G. Edwards is indirectly the sole controlling shareholder, Director, and President of ESI.

                  (c) Sales of Straight Egyptian Arabian horses to individual owners.

                  (d) Sales of Straight Egyptian Arabian horses to other breeders.

         As noted previously, sales to limited partnerships have abated in the wake of Revenue Canada proposals to impose assessments against investors in these types of partnerships. See - "Management's Discussion and Analysis."

         In order to maximize the net income that results from these revenue-generating sources, the Company increases margins by optimizing the use of in-house re-engineered processes, which are designed to achieve the maximum breeding rates and foaling rates in the shortest time frames and to minimize the costs related to the breeding and care services provided by the Company at its Blue Moon farm facilities.

         The Company's facilities at Blue Moon Farms have been customized to accommodate the breeding, caring and delivery procedures used at every stage of the Straight Egyptian Arabian horse's productive life. For example, pregnant Straight Egyptian Arabian mares move through a staged sequence and live in different facilities as their pregnancy progresses. At the final stages, the pregnant Straight Egyptian Arabian mare has moved into facilities adjacent to the birthing center and breeding laboratories, so that expert help is at hand. Here, the Straight Egyptian Arabian mare is internally monitored by remote electronics and by wireless alert systems, 24 hours a day, including up to the precise moment that her "water breaks". Use of in-house expertise and state of the art equipment makes the above possible while cutting industry standard costs substantially.


         COMPETITION
         -----------

         Competition is very limited, given the infancy of the modern Straight Egyptian Arabian horse business. There are only a handful of operators who are willing and able to structure and run the Straight Egyptian Arabian horse breeding business like any other high-technology business, using state-of-the-art management and production-line techniques. Although there are numerous horse farms throughout North America that breed and raise Egyptian Arabian horses, only a handful of farms are devoted exclusively to the breeding and raising of Straight Egyptian Arabian horses. The competitive success of any breeding operation will depend on its ability to produce on a consistent basis Straight Egyptian Arabian horses that fare well in competitions and on its ability to control costs associated with the breeding of and caring for the horses.

         The Company believes that, by applying to the Straight Egyptian Arabian horse business all the techniques and tools applied to any other high technology business, it has achieved a competitive advantage. The focus has been to achieve a world class quality product (top bred Straight Egyptian Arabian mares), with the highest productivity rates (successful births of Straight Egyptian Arabian fillies), and lowest defects rate (failed inseminations and aborted pregnancies). This combined with Mr. Edwards' successful track record, via ESI, in successfully packaging and marketing the Straight Egyptian Arabian horse product into affordable investment units which clients could buy, has given the Company a competitive advantage.

         The North American and international markets are so large and in such an embryonic growth stage, that there is room for any number of companies engaged in the same business as the Company. The Company anticipates that, as the demand for Straight Egyptian Arabian horses grows, existing horse farms as well as potential new farms will enter the market and place greater emphasis on the breeding and development of Straight Egyptian Arabian horses. As additional farms enter this marketplace, competition will increase, and the Company will need to continue to devote resources to the development and maintenance of facilities and systems that are designed to reduce the costs of breeding and maintaining horses without sacrificing the quality of the horses that are produced through the Company's efforts.


         RISK FACTORS
         ------------

         The major risk factors that could directly impact the Company's business are as follows:

                  * Future, potential infestation of the Company's Straight Egyptian Arabian horses by a yet unknown but assumed deadly equine illness. The Straight Egyptian Arabian horses that are boarded at the Company's Blue Moon Farms facility are fully insured by Lloyds of London, and their immediate value would be recoverable. However, to rebuild the Straight Egyptian Arabian horse herd would take time and, in the interim, ongoing revenue streams from sales of horses would be curtailed, as sales to the limited partnerships and individual purchasers would be interrupted.

                  * Future, potential unplanned death or departure of key personnel, specifically David G. Edwards, Patricia L. Edwards, Kenneth
         A. Edwards, and Stephane Robillard, would adversely impact the business in the near-term. There can be no assurance that the Company would be able to replace any of these individuals. Furthermore, the Company does not carry key man insurance on any of these individuals.

                  * Future, potential, unanticipated changes in governmental tax laws and tax rulings on individual client's affairs disallowing the farming tax status and associated investment costs/losses deductions for clients of the limited partnerships that purchase the horses from the Company and the deductibility of Straight Egyptian Arabian horse investment interest expense. These changes could make investing by individual clients in the limited partnerships less attractive, and could adversely impact the demand for the Company's horses.

                  * Termination of the Company's close association with its four associated Canadian farms could temporarily hamper, in the near-term, the Company's sales. Specifically, if Egyptian Arabians Inc. was ever unable to access semen from senior Straight Egyptian Arabian stallions owned by its current major supplier, it would have to make arrangements to purchase semen from other sources. Semen would then have to be purchased from the owners of other world class senior stallions and any unplanned changes in the supply of semen would be viewed as disruptive but only temporary.

                  * A sudden, unforeseen, glut in production of quality Straight Egyptian Arabian horses into the North American markets would drive unit prices down and thus adversely affect gross revenues and net margins.

                  * Until relatively recently, there has been no public market for the Company's Common Stock. There can be no assurance that an active public market will develop or be sustained or that the market price of the Common Stock will not decline below that which is originally quoted by any broker-dealer. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of litigation or changes in earnings estimates by analysts could cause the market price of the Company's Common Stock to fluctuate substantially. These fluctuations, as well as general economic, political and market conditions such as recessions, international instabilities or military conflicts, may materially and adversely affect the market price of the Company's Common Stock.

         FORWARD-LOOKING STATEMENTS
         --------------------------

         The Company has, in discussions of its future plans, objectives and expected performance in this Report, included projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or whether projected events will occur, and actual results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are set forth above.

ITEM 2.        PROPERTIES

         The Company's principal properties consist of its owned corporate offices in Ottawa, Ontario and its operating farm facilities in Addison, Ontario.

         The Company owns its corporate offices at 240 Argyle Avenue, Ottawa, which offices are encumbered by mortgages with Sun Life Trust Company and a private mortgagee having a total outstanding indebtedness of approximately $418,000 as of January 31, 1998. These facilities house the operations of Edwards Arabians, a wholly-owned subsidiary of 622291, which is a Canadian subsidiary of the Company's subsidiary Egyptian Arabians Inc. The Company's operations with respect to marketing and sales, finance and accounting, as well as its executive offices, are located within this facility.

         The Company's farm operating facilities are located at Addison, Ontario and come under the Blue Moon Farms umbrella of 622291. These facilities cover approximately 270 acres of land, of which 130 acres, including buildings, are owned by the Company and encumbered by a mortgage with the Business Development Bank of Canada having a total outstanding indebtedness of $430,000 as of January 31, 1998, and the remaining 140 acres are adjacent leased farm land.

         The Blue Moon Farms facilities include over 50,000 square feet of building space, covering buildings for vehicles and equipment, the reception center, lodge, meeting facilities for sales staff, brokers, potential investors, agricultural and equine specialists, farm administration offices, farm hospital, quarantine center, breeding center, reproductive and R&D laboratories, R&D barns, main and subsidiary barns with 62 stalls, "in-utero" stalls, foaling stalls, nursery center, training ring, run-in buildings, food storage facilities, exhibition facilities and exercise facilities. The entire complex is protected by high voltage, low amperage electrical fencing. The Blue Moon Farms operations are staffed 24 hours a day with three shifts of trained personnel, and protected from fire hazard by advanced sensor and extinguishing systems.

         POTENTIAL ENVIRONMENTAL LIABILITIES

         The Company's operations are subject to various Canadian national, provincial and local laws and regulations covering the discharge of materials into, and protection of, the environment. Although the Company believes that its operations and facilities are in general compliance with applicable environmental laws and regulations, risks of substantial costs and liabilities are inherent in farming operations.

ITEM 3.        LEGAL PROCEEDINGS

         Neither the Company, nor any of its direct or indirect subsidiaries, is a party to any material pending legal proceedings, nor is any of them a party to any routine litigation incidental to the business.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.

                                     PART II
ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

         The Company's Common stock began trading on the OTC Bulletin Board under the symbol "MDEX" on or about January 7, 1998. The OTC Bulletin Board is a NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq system. The OTC Bulletin Board has only recently been introduced as an alternative to "pink sheet" trading of over-the-counter securities. Consequently, the liquidity and stock price of the Company's securities in the secondary market may be adversely affected. There is no assurance that a regular trading market will develop for the Company's securities or that, if developed, any such market will be sustained. The range of high and low bid quotations presented below was obtained from the NASD. The volume of trading in the Company's Common Stock has been limited and the bid prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. At January 31, 1998 there were approximately 466 record holders of the Company's Common stock. The following table sets forth, for the period indicated, the high and low sale prices per share of the Company's Common Stock as quoted over-the-counter. As trading in the Company's Common Stock did not commence until approximately December 9, 1997, the information presented below reflects less than a full quarter of trading activity.

                  Fiscal Year Ended January 31, 1998
                  Fourth Quarter       $   4.875        $    .25
                                       ---------        --------
                                         High             Low

         The Company has not paid any cash dividends since its inception, and does not anticipate the payment of cash dividends in the foreseeable future.

         No equity securities were sold by the Company during Fiscal 1998, although the Company did issue pursuant to Rule 701 promulgated under the Securities Act, 1,280,000 shares of Common Stock to a consultant in January 1998 for services rendered.

ITEM 6.        SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (Item 8 hereof).

                                           MERCRISTO DEVELOPMENTS, INC.
                                        FIVE YEAR SUMMARY OF FINANCIAL DATA
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

      SELECTED FINANCIAL DATA(1)
      --------------------------
      (all expressed in terms of Canadian
      dollars)
                                                                          Year Ended January 31,
                                                                          ----------------------
                                                1998             1997              1996             1995             1994
                                                ----             ----              ----             ----             ----
     STATEMENTS OF OPERATIONS DATA
     REVENUES
     Farm(2)                                $  2,828,665     $  2,485,218      $  1,867,067     $  1,647,780     $  1,004,326
     Horses(3)                                 2,326,025        9,690,500         6,829,100        4,234,895        3,439,506
     Interest and Other                          267,255          308,406           357,257          444,913          497,446
                                            ------------     ------------      ------------     ------------     ------------
               Total Revenues               $  5,421,945     $ 12,484,124      $  9,053,424     $  6,327,588     $  4,941,278
                                            ------------     ------------      ------------     ------------     ------------

     COSTS AND EXPENSES
     Farm                                      1,314,137        1,117,619         1,148,804          973,666          481,208
     Horses                                    2,083,321        9,459,150         7,000,000        4,194,050        3,218,795
     Marketing and Sales                         118,287           71,918           114,219           18,656           25,342
     General and Administrative                  595,518          456,232           407,778          368,131          173,540
     Depreciation and Amortization                68,276           57,814            55,308           46,063           35,991
     Interest Expense                             71,763           54,260            65,842           73,771           47,038
     Consulting Fees - Business
     Acquisitions                                338,000          987,687               ---              ---              ---
                                            ------------     ------------      ------------     ------------     ------------
               Total Costs and Expenses     $  4,589,302     $ 12,204,680      $  8,791,951     $  5,674,337     $  3,981,914
                                            ------------     ------------      ------------     ------------     ------------

     Income (Loss) before Taxes                  832,643     $    279,444      $    261,473     $    653,251     $    959,364
     Provision for Income Taxes                  249,793          510,000            88,883          243,000          377,960
                                            ------------     ------------      ------------     ------------     ------------
     Income (Loss) from Continuing
      Operations                            $    582,850     $   (230,556)     $    172,590     $    410,251     $    581,404
                                            ------------     ------------      ------------     ------------     ------------
     Income from Discontinued
      Operations (Net of Income Taxes)               ---          145,502           142,947          157,531          118,148
                                            ------------     ------------      ------------     ------------     ------------
     Net Income (Loss)                      $    582,850     $    (85,054)     $    315,537     $    567,782     $    699,552
                                            ============     ============      ============     ============     ============
     Income (Loss) per Common Share
      from Continuing Operations            $       .035        $  ( .014)     $       .020     $       .049     $       .069
                                            ============     ============      ============     ============     ============
------------------

1 The Selected Financial Data presented is the historical data of 622291 Ontario Ltd. for the years ended January 31, 1994 through 1997 which is the historical data of the Company after the reorganization of 622291 with Mercristo Developments, Inc.
Factors that affect the comparability of financial data from year to year and for comparable interim periods include timing of the foaling season, demand for investment limited partnerships, unusual horse mortality and illness rates and non-recurring marketing expenses. See "Management's Discussion and Analysis."

2 Farm revenues and costs and expenses relate to the Company's breeding operations and care of the horses.


3 Horse revenues and costs and expenses relate to the Company's sale of horses.

     Weighted Average Number of
       Common Shares Outstanding            16,714,820      16,560,519       8,654,719      8,450,000        8,450,000
                                           -----------     -----------     -----------    -----------      -----------
     (all expressed in terms of Canadian dollars)
                                                                             As of January 31,
                                                                             -----------------
                                                  1998            1997            1996           1995             1994
                                                  ----            ----            ----           ----             ----
      BALANCE SHEET DATA
      Working Capital                      $   711,161     $   646,806     $    29,617    $  (554,926)     $(1,606,083)
      Total Assets                           9,762,593       8,969,522       9,909,083      8,877,188        7,217,144
      Long-Term Debt, less current
         portion                               770,409         430,025         386,920        420,280          220,000
      Stockholders' Equity                   2,160,571       1,239,721         661,887        356,260         (195,622)
      Cash Dividends Declared                                      Not             Not            Not              Not
        Per Common Share(4)                       None      Applicable      Applicable     Applicable       Applicable


-----------------------

4 The Company has not declared any dividends on common stock since the reorganization became effective on January 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        Effective January 31, 1997, pursuant to the terms and conditions of an Agreement and Plan of Reorganization by and among the Company, Egyptian Arabians Inc. and Egyptian Arabians' sole stockholder (Resi Corp.), Egyptian Arabians Inc. became a wholly-owned subsidiary of the Company. Simultaneous with that transaction, 622291 became a wholly-owned subsidiary of the Egyptian Arabians and, 622291 was reorganized pursuant to which operations of 622291 other than the Blue Moon Farms breeding and care operations of 622291's wholly-owned subsidiary, Edwards Arabian Inc., were spun off from 622291. The transaction pursuant to which Egyptian Arabians Inc. (including directly and indirectly its wholly-owned subsidiaries, 622291 and Edwards Arabians) became a wholly-owned subsidiary of the Company has been accounted for as a recapitalization, resulting in the historical operations of 622291 being treated as the historical operations of the Company. Accordingly, the following discussion and analysis of financial condition and results of operations is a discussion of the historical financial performance of 622291's operations relating to the Blue Moon Farms operations and the operations of 622291's wholly-owned subsidiary, Edwards Arabians Inc.

        Since the inception of the Company's Canadian operations in 1991, the Company has generated revenues primarily by selling Straight Egyptian Arabian horses to investment limited partnerships, other breeders and individual investors and by operating the breeding and care facilities at its Blue Moon Farms facilities. Prior to 1997 revenues generated by these two activities had remained fairly constant as a percentage of the Company's overall revenues, with sales representing approximately 78% and management fees for the breeding and care of the horses representing approximately 20%. The Company increased sales primarily as a result of increased levels of investing activities promoted by Edwards Securities Inc. which, in turn, resulted in a greater number of horses being boarded at the Company's Blue Moon Farms facilities. Sales to limited partnerships traditionally accounted for approximately 50% of the Company's sales of horses while the balance consisted of sales to other farms and individual owners.

        During 1997, as a result of Revenue Canada's proposed assessments with the investors in the investment limited partnerships, sales of horses were limited primarily to other breeders and individual investors. As a result, as a percentage of the Company's overall revenues for the 1997 Operating Year, sales of horses declined to approximately 43% of sales and management fees for the breeding and care of the horses increased to approximately 52% of sales. The volume of sales of horses in the 1998 Operating Year will continue to be negatively impacted pending the outcome of the Revenue Canada assessments with the individual investors. The Company expects farm revenues to continue to increase during the 1998 Operating Year since the foaling activity and the limited sales of horses will result in a greater number of horses under the Company's care.

         Revenues from the Company's Blue Moon Farms operations, as those operations relate to the care and maintenance of the horses boarded there, are generated almost entirely (97%) from services rendered to the various limited partnerships that purchased Straight Egyptian Arabian horses from the Company.

        The Company continues to believe that the markets outside of Canada represent significant opportunities for the Company. Management intends to allocate greater resources to expanding sales channels and establishing marketing alliances in non-Canadian and international markets. Management has also identified a need to diversify the Company's operations and thereby become less dependent on the sale, breeding and care of Straight Egyptian Arabian horses.

        The Company recognizes the need to continue to apply technology in a manner that will increase the operating margins relative to the Straight Egyptian Arabian horse business. In furtherance of those goals, the Company expects to allocate a greater percentage of its overall revenues to research and development and sales and marketing activities over the next several years.

        The following discussion and analysis of the Company's financial condition and results of operations focuses on the Company's operations and does not include any discussion or analysis with respect to the operations that were spun-off from 622291 during the reorganization of the Company.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentages that the selected items in the Company's Consolidated Statements of Operations bear to total revenues:


                                             Year Ended January 31,
                                             ----------------------

                                        1998        1997         1996
                                       ------      ------       ------
     REVENUES
     Farm(1)                             52.2%       19.9%        20.6%
     Horses(2)                           42.9%       77.6%        75.4%
     Interest and Other                   4.9%        2.5%         4.0%
                                       ------      ------       ------

         Total Revenues                 100.0%      100.0%       100.0%
                                       ------      ------       ------

     COSTS AND EXPENSES
     Farm(1)                             24.2%        9.0%        12.7%
     Horses(2)                           38.4%       75.8%        77.3%
     Marketing and Sales                  2.2%        0.6%         1.3%
     General and Administrative          11.0%        3.7%         4.5%
     Depreciation and Amortization        1.3%        0.4%         0.6%
     Interest Expense                     1.3%        0.4%         0.7%
     Consulting Fees - Business
     Acquisitions                         6.2%        7.9%         ---
                                       ------      ------       ------

         Total Costs and Expenses        84.6%       97.8%        97.1%
                                       ------      ------       ------

     Income Before Taxes                 15.4%        2.2%         2.9%

     Provision for Income Taxes           4.6%        4.1%         1.0%
                                       ------      ------       ------

     Income (Loss) from Continuing
     Operations                          10.8%       (1.9%)        1.9%
                                       ======      ======       ======


1 - Farm revenues and costs and expenses relate to the Company's breeding operations and care of the horses.

2 - Horse revenues and costs and expenses relate to the Company's sale of horses.

        The following table sets forth for the periods indicated the number of horses in the Company's inventory and the changes in that inventory. Horses enter life as weanling fillies or colts, and fillies are allowed to grow up to mare status at age three. At this time, mares will begin to breed, and management of the company expects that a mare will have an economic reproductive life of at least 15 years, although actual experience has shown that some mares have been bred and have foaled out beyond the 15 year reproductive life span. Horses have been sold to investors within a broad range of age groupings, from weanling fillies up to mature mares. The Company does not sell colts to investors. As the inventory of horses maintained by the Company constantly changes, the ages of the horses in that inventory vary depending on the ages of the horses sold and purchased by the Company. The Company does not own any stallions and instead utilizes and accesses semen from a major international organization which currently controls the largest collection of senior, world class Straight Egyptian Arabian stallions available. In addition, the Company has previously purchased semen from other senior stallions that are owned by other independent North American breeders of Straight Egyptian Arabian horses. The number of horses in the Company's inventory is significantly less than the number of horses under the Company's care and supervision.

                                                     Year Ended January 31
                                                  ---------------------------
     NUMBER OF HORSES                              1998       1997       1996
                                                  -----      -----      -----
        Beginning Inventory                          12         16         10
        Horses Acquired                              64        115         97
        Horses Sold or Exchanged                    (72)      (119)       (91)
                                                  -----      -----      -----
        Ending Inventory                              4         12         16
                                                  =====      =====      =====

         There was a significant decrease in the number of horses in ending inventory at January 31, 1998 when compared to January 31, 1997 due primarily to the Company's self-imposed limitation on the purchase of horses when compared to prior years. There was a decrease in the number of horses in ending inventory at January 31, 1997 when compared to January 31, 1996, but an increase in total carrying value for those horses due to a favorable mix in mares to colts. The ratio of mares to colts can vary significantly at any point in time.

        The range of sales and purchase prices and the average sale and purchase price of horses for all periods were as follows:

                                          Range                  Average
                                          -----                  -------
     Mares                          $70,000-$95,000              $92,000
     Fillies                        $50,000-$60,000              $55,000
     Colts:
         Purchase                                                $10,000
         Sale                                                    $500 or
                                                                    less

        The limited partnerships to which the Company frequently sells fillies and mares generally have a one to three year life until, for tax reasons, they are rolled over into corporations. Prior to the occurrence of these roll-overs, the Company will evaluate the holdings of a given partnership, focusing on the number of horses and the mix of colts to fillies, in order to support and maintain the investment value of those partnerships. The Company will often take fillies or mares from its existing inventory and exchange them for colts owned by the various investment partnerships. Fillies and mares are much more valuable than colts, and the price differential between the fillies and mares surrendered by the Company and the colts received in exchange is expensed as part of the cost of horses sold. In determining the value of the fillies and mares surrendered by the Company and colts received in exchange from the limited partnerships, the Company recognizes the historical market value of the horses based on the Company's costs of purchasing fillies, mares and colts. Total replacement costs reflected in cost of sales were $570,000, $710,000 and $458,000 for the years ended January 31, 1998, 1997 and 1996, respectively.

         In addition, the average management fees charged by the Company for all periods presented were approximately $5,000 per investment limited partnership per year, or approximately $417 per month.


YEAR ENDED JANUARY 31, 1998 ("1997 OPERATING YEAR") COMPARED WITH YEAR ENDED JANUARY 31, 1997 ("1996 OPERATING YEAR")

REVENUES. Total revenues for the 1997 Operating Year decreased by $7,062,179 (56.6%) to $5,421,945 from $12,484,124 for the 1996 Operating Year. Revenues from breeding and care of horses increased by $343,447, revenues from the sale of horses decreased by $7,364,475, and interest and other revenues decreased by $41,151 during the 1997 Operating Year. The increase in farm revenues was primarily attributed to the increase in the number of horses under the Company's care and the corresponding increase in the foaling and breeding activities. The primary reason for the large decrease in the sale of horses was the limited activity in horse purchases and sales pending the outcome of the Revenue Canada proposed assessments with the investors. Interest income and other revenues decreased by $41,151 during the 1997 Operating Year as a result of the continued decline in the use of the Company's resources to support secondary financing of the investment partnerships.

COSTS AND EXPENSES. Total costs and expenses for the 1997 Operating Year decreased by $7,615,378 (62.4%) to $4,589,302 from $12,204,680 for the 1996
Operating Year. As a percentage of total revenues, costs and expenses decreased to 84.6% in the 1997 Operating Year from 97.8% in the 1996 Operating Year. As the Company's horse purchases and sales activity was limited during the 1997 Operating Year, the Company was able to control the incurring of expenses associated with those activities.

        Farm expenses as a percentage of farm revenues increased marginally to 46.5% in the 1997 Operating Year from 45.0% in the 1996 Operating Year. The increase was primarily due to the increases in the cost of purchasing feed, hay, seed and fertilizer during the 1997 Operating Year.

        The cost of horses sold as a percentage of horse sales decreased to 89.6% in the 1997 Operating Year from 97.6% in the 1996 Operating Year. The decrease was primarily due to increased margins on the sales of colts during the fourth quarter of the 1997 Operating Year and the unusually high mortality rate of horses during the 1996 Operating Year.

        The Company incurred consulting fees of $338,000 during the fourth quarter of the 1997 Operating Year in connection with investigating prospective business acquisitions as compared to $987,687 of consulting fees associated with the failed acquisition of ComputerLink Online and Tucows during the 1996 Operating Year. In both years the consultants were compensated through the issuance of common stock of the Company.

MARKETING AND SALES. Marketing and sales expenses for the 1997 Operating Year increased by $46,369 (64.5%) to $118,287 from $71,918 in the 1996 Operating
Year. Marketing and sales expenses as a percentage of total revenues were 2.2% in the 1997 Operating Year as compared to .6% in the 1996 Operating Year. The primary reason for the increase was the incurring of costs in the fourth quarter of the 1997 Operating Year for investment seminars to promote horse investing and sales.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the 1997 Operating Year increased by $139,286 (30.5%) to $595,518 from $456,232 in the 1996 Operating Year. As a percentage of total revenues, general and administrative expenses were 11.0% in the 1997 Operating Year as compared to 3.7% in the 1996 Operating Year. The primary reason for the increase was accounting, legal and consulting fees incurred in connection with the recapitalization of the Company and the registration of the Company's Common Stock with the United States Securities and Exchange Commission during the first half of 1997.

INCOME TAXES. The provision for income taxes for the 1997 Operating Year is based upon an effective Canadian tax rate of 30.0% as compared with a rate of 182.5% in the 1996 Operating Year. The primary reason for the decrease in the effective tax rate was the nondeductible consulting fees incurred in connection with the failed acquisition of ComputerLink Online and Tucows in the 1996 Operating Year and the effect of the Canadian tax brackets based on income levels.


YEAR ENDED JANUARY 31, 1997 ("1996 OPERATING YEAR") COMPARED WITH YEAR ENDED JANUARY 31, 1996 ("1995 OPERATING YEAR")

REVENUES. Total revenues for the 1996 Operating Year increased by $3,430,700 (37.9%) to $12,484,124 from $9,053,424 for the 1995 Operating Year. Revenues from breeding and care of horses accounted for $618,151, and the sale of horses accounted for $2,861,400 of the increase in total revenues during the 1996 Operating Year. The increase in revenues was primarily attributed to the increased level of investment in Straight Egyptian Arabian horses and the corresponding increase in the Company's foaling and breeding activities. These increases were offset, in part, by a decrease in interest and other revenue. Interest income and other revenues decreased by $48,851 during the 1996 Operating Year as a result of the continued decline in the use of the Company's resources to support secondary financing of the investment partnerships.

COSTS AND EXPENSES. Total costs and expenses for the 1996 Operating Year increased by $3,412,729 (38.8%) to $12,204,680 from $8,791,951 for the 1995
Operating Year. As a percentage of total revenues, costs and expenses increased to 97.8% in the 1996 Operating Year from 97.1% in the 1995 Operating Year. In the 1996 Operating Year, the Company was beset by several unusual and non-recurring events that contributed to the increase in overall costs and expenses. The Company incurred consulting fees associated with the failed acquisition of ComputerLink Online and Tucows in the amount of $987,687 during the 1996 Operating Year. The consultants were compensated through the issuance of common stock of the Company. The Company lost an average of one horse each month during the year due to various causes of death and replacement costs for those horses approximated $400,000. In addition, normal veterinary costs quadrupled due to prolonged illnesses with the Company's colts and fillies. Despite the occurrence of these events, which the Company believes are not indicative of any adverse trends, the Company was able to tightly control its other operating expenses. In response to and in partial resolution of the prolonged illnesses resulting from Rhodococcus Equi, the Company engaged in extensive consultations with veterinarians and professors at the University of Guelph. The Company, through its subsidiary, Edwards Arabians Inc., is currently participating in an extensive research and development study with the University of Guelph to aid in the prevention of Rhodococcus Equi in young foals. The program consists of administering Guelph Plasma and Polymune R and monitoring the foals' fibrinogen levels every two weeks as well as obtaining nasal swabs and tracheal aspirations as needed.

The Company believes that this will allow the Company to monitor much more closely the impact of this disease on young foals.

MARKETING AND SALES. Marketing and sales expenses for the 1996 Operating Year decreased by $42,301 (37.0%) to $71,918 from $114,219 in the 1995 Operating
Year. Marketing and sales expenses as a percentage of total revenues were .6% in the 1996 Operating Year as compared to 1.3% in the 1995 Operating Year. The primary reasons for the decrease were the incurrence in the 1995 Operating Year of costs for new advertising materials promoting sales to limited partnerships and a special one-time sales commission.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the 1996 Operating Year increased by $48,454 (11.9%) to $456,232 from $407,778 in the 1995 Operating Year. As a percentage of total revenues, general and administrative expenses were 3.7% in the 1996 Operating Year as compared to 4.5% in the 1995 Operating Year. These expenses increased primarily as the result of salary increases, greater than normal professional fees and office expenses incurred in connection with expanding the business.

INCOME TAXES. The provision for income taxes for the 1996 Operating Year is based upon an effective Canadian tax rate of 182.5% as compared with a rate of 33.5% in the 1995 Operating Year. The primary reason for the increase in the effective tax rate was the nondeductible consulting fees incurred in connection with the failed acquisition of ComputerLink Online and Tucows and the effect of the Canadian tax brackets based on income levels.

LIQUIDITY AND CAPITAL RESOURCES

        At January 31, 1998, the Company's primary source of liquidity included cash and cash equivalents of $14,612 and open trade credit with vendors of $3,845,612. The Company has not borrowed any moneys from financial institutions for working capital needs with the exception of its commercial mortgages on the construction and improvements to its facilities. The Company's working capital increased by $64,355 during the 1997 Operating Year to $711,161 at January 31, 1998 from $646,806 at January 31, 1997.

        Net cash flows from operating activities during the 1997 Operating Year were $338,796 as compared to a negative $1,672,236 for the 1996 Operating Year. The increase of $2,011,032 resulted primarily from higher operating income and the significant reduction in inventories during the 1997 Operating Year coupled with a smaller increase in accounts receivable as compared to the 1996 Operating year.

        Net cash flows used in investing activities (primarily for loans to partnerships and capital expenditures net of the collection of amounts due from related companies) during the 1997 Operating Year were $745,477 as compared to net cash flows from investing activities (primarily from collections of amounts due from the limited partnerships) of $1,556,245 for the 1996 Operating Year.

        Net cash flows from financing activities during the 1997 Operating Year were $368,131 as compared with net cash flows used in financing activities of $71,964 for the 1996 Operating Year. The increase reflects the borrowings on new commercial property of 439,138 during the 1997 Operating Year.

        The balance sheet at January 31, 1998, shows an increase in current assets for the 1997 Operating Year from $4,764,832 to $4,880,702 and an increase in current liabilities from $4,118,026 to $4,169,541 and a decrease in deferred revenues from $2,350,750 to $1,646,472 all compared with those figures at January 31, 1997. The decrease in deferred revenues was primarily attributable to the decline in the formation of new investment partnerships pending the outcome of Revenue Canada's assessments with individual investors.

COMPANY'S FINANCING REQUIREMENTS

        The Company has no current need for any externally generated financing to fund its continued operations or to fund continued internal growth. As the Financial Statements show, the Company's business has been profitable, is self-financing, and does not depend on any institutional debt or commercial lines of credit (except for commercial mortgages on the Company's properties).

OTHER MATTERS

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION











     =================================================================================================




                              Mercristo Developments, Inc.
                                (A Delaware Corporation)
                                Ottawa, Ontario - Canada


                                    TABLE OF CONTENTS
                                    -----------------


            Independent Auditors' Report

            Consolidated Balance Sheets at January 31, 1998 and 1997

            Consolidated Statements of Changes in Stockholders' Equity for the
            Years Ended January 31, 1998, 1997 and 1996

            Consolidated Statements of Operations for the Years Ended January 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows for the
            Years Ended January 31, 1998, 1997 and 1996

            Notes to the Consolidated Financial Statements



     =================================================================================================

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors
  and Stockholders
Mercristo Developments, Inc.
(A Delaware Corporation)
Ottawa, Ontario - Canada


    We have audited the accompanying consolidated balance sheets of Mercristo Developments, Inc. and its subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of changes in stockholders' equity, operations and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mercristo Developments, Inc. and its subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.











Rotenberg & Company, LLP
Rochester, New York
March 24, 1998

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada

                         Consolidated Balance Sheets at
                         ------------------------------
                          January 31, 1998 and 1997
                            ------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------

                                            ASSETS
                                            ------

                                                                                1998           1997
                                                                          ----------     ----------
Current Assets
--------------
   Cash and Cash Equivalents                                              $   14,612     $   53,162
   Accounts Receivable                                                     4,805,590      3,768,851
   Inventories                                                                60,500        925,246
   Prepaid Expenses                                                              ---         17,573
                                                                          ----------     ----------

                                      Total Current Assets                $4,880,702     $4,764,832

   Due from Partnerships                                                   2,717,107      2,000,910
   Due from Related Companies                                                210,743        848,444
   Property and Equipment - Net of
     Accumulated Depreciation                                              1,954,041      1,355,336
                                                                          ----------     ----------

                                          Total Assets                    $9,762,593     $8,969,522
                                          ------------                    ==========     ==========


                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

Current Liabilities
-------------------
   Accounts Payable and Accrued Expenses                                  $4,018,267     $4,067,926
   Income Taxes Payable                                                       73,427            ---
   Current Portion of Long Term Debt                                          77,847         50,100
                                                                          ----------     ----------

                                    Total Current Liabilities             $4,169,541     $4,118,026

   Deferred Revenue                                                        1,646,472      2,350,750
   Long Term Debt                                                            770,409        430,025
   Deferred Income Taxes                                                   1,015,600        831,000
                                                                          ----------     ----------

                                        Total Liabilities                 $7,602,022     $7,729,801
                                        -----------------                 ----------     ----------

Stockholders' Equity
--------------------
   Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
                17,840,519 Shares Issued and Outstanding at 1/31/98
                 16,560,519 Shares Issued and Outstanding at 1/31/97          17,840         16,560
   Additional Paid Capital                                                 1,324,627        987,907
   Retained Earnings                                                         818,104        235,254
                                                                          ----------     ----------

                                   Total Stockholders' Equity             $2,160,571     $1,239,721
                                   --------------------------             ----------     ----------

                           Total Liabilities and Stockholders' Equity     $9,762,593     $8,969,522
                           ------------------------------------------     ==========     ==========



  The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                          MERCRISTO DEVELOPMENTS, INC.
                            (A Delaware Corporation)
                           Ottawa, Ontario --- Canada

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                  (all expressed in terms of Canadian dollars)


                                                                Common                                             Total
                                                Shares           Stock          Additional       Retained       Stockholders'
                                                               $.001 Par        Paid---in        Earnings          Equity
                                                                 Value           Capital
                                              -----------      -----------      -----------     -----------      -----------
BALANCE -
  JANUARY 31, 1995                              8,450,000      $     8,450      $       ---     $   347,810      $   356,260
Issuance of Shares:
  Initial Capitalization                        4,090,448            4,090              ---             ---            4,090
  20 for 1 Reverse Split                       (3,885,925)          (3,886)           3,886             ---              ---
  Adjustment for Fractional
   Shares                                             196              ---              ---             ---              ---
  Net Income                                          ---              ---              ---         315,537          315,537
  Dividends                                           ---              ---              ---         (14,000)         (14,000)
                                              -----------      -----------      -----------     -----------      -----------
BALANCE -
  JANUARY 31, 1996                              8,654,719      $     8,654      $     3,886     $   649,347      $   661,887
Issuance of Shares:
Acquisition of ComputerLink
Online Inc. and Tucows Ltd.                     7,000,000            7,000              ---             ---            7,000

Recision of ComputerLink
Online Inc. and Tucows Ltd.                    (7,000,000)          (7,000)             ---             ---           (7,000)

Private Placement --- Reg. S                    4,240,000            4,240              ---             ---            4,240
Compensation - Rule 701                         3,665,800            3,666          984,021             ---          987,687
Net Loss                                              ---              ---              ---         (85,054)         (85,054)
Dividends                                             ---              ---              ---        (113,000)        (113,000)
Spin Off                                              ---              ---              ---        (216,039)        (216,039)
                                              -----------      -----------      -----------     -----------      -----------
BALANCE -
  JANUARY 31, 1997                             16,560,519      $    16,560      $   987,907     $   235,254      $ 1,239,721
Net  Income                                           ---              ---              ---         582,850          582,850
Compensation - Rule 701                         1,280,000            1,280          336,720             ---          338,000
                                              -----------      -----------      -----------     -----------      -----------
BALANCE -
  JANUARY 31, 1998                             17,840,519      $    17,840      $ 1,324,627     $   818,104      $ 2,160,571
                                              ===========      ===========      ===========     ===========      ===========




The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada


                      Consolidated Statements of Operations
                      -------------------------------------
             For the Years Ended January 31, 1998, 1997 and 1996
            -----------------------------------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------


                                                            1998             1997              1996
                                                       ------------     ------------      ------------
Revenues
--------
     Farm
         Limited Partnership                           $  2,740,246     $  2,435,538      $  1,824,125
         Other                                               88,419           49,680            42,942
     Horses
         Limited Partnership                                175,950        4,351,035         2,820,419
         Other                                            2,150,075        5,339,465         4,008,681
     Interest                                               254,292          302,524           354,696
     Other                                                   12,963            5,882             2,561
                                                       ------------     ------------      ------------

              Total Revenues                           $  5,421,945     $ 12,484,124      $  9,053,424
                                                       ------------     ------------      ------------

Costs and Expenses
------------------
     Farm                                              $  1,314,137     $  1,117,619      $  1,148,804
     Horses                                               2,083,321        9,459,150         7,000,000
     Marketing and Sales                                    118,287           71,918           114,219
     General and Administrative                             595,518          456,232           407,778
     Depreciation                                            68,276           57,814            55,308
     Interest Expense                                        71,763           54,260            65,842
     Consulting Fees - Business Acquisitions                338,000          987,687               ---
                                                       ------------     ------------      ------------

              Total Costs and Expenses                 $  4,589,302     $ 12,204,680      $  8,791,951
                                                       ------------     ------------      ------------

Income Before
   Provision for Taxes                                 $    832,643     $    279,444      $    261,473

Provision for Taxes                                         249,793          510,000            88,883
                                                       ------------     ------------      ------------

Income (Loss) from
   Continuing Operations                               $    582,850     $   (230,556)     $    172,590

Income from Discontinued
------------------------
 Operations (Net of Income Taxes)                               ---          145,502           142,947
 --------------------------------                      ------------     ------------      ------------

Net Income (Loss)                                      $    582,850     $    (85,054)     $    315,537
                                                       ============     ============      ============


The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada


                      Consolidated Statements of Operations
                      -------------------------------------
               For the Years Ended January 31, 1998, 1997 and 1996
               ---------------------------------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------


                                                    1998          1997           1996
                                                  ---------     ---------      ---------

Income (Loss) per
  Common Share:

Continuing Operations                             $     .035     $   (.014)     $    .020

Discontinued Operations                                  ---          .009           .016
                                                  ----------     ---------      ---------

     Net Income (Loss)                            $     .035     $   (.005)     $    .036
                                                  ==========     =========      =========

Weighted Average Number
of Common Shares Outstanding                      16,714,820    16,560,519      8,654,719
                                                  ==========    ==========      =========







  The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada

                      Consolidated Statements of Cash Flows
                      -------------------------------------
               For the Years Ended January 31, 1998, 1997 and 1996
               ---------------------------------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------

                                                                 1998             1997             1996
                                                             -----------      -----------      -----------
Operating Activities
--------------------
   Net Income (Loss) for the Period                          $   582,850      $   (85,054)     $   315,537
   Non-Cash Adjustments:
     Depreciation/Amortization                                    68,276           57,814           55,308
     Deferred Revenue                                           (704,278)      (1,117,459)        (649,444)
     Deferred Income Taxes                                       184,600          510,000           73,000
     Stock Issued for Compensation for Services                  338,000          987,687              ---
    Other                                                            ---            4,240            4,090
   Changes:
     Accounts Receivable                                      (1,036,739)      (1,796,019)         722,932
     Inventory                                                   864,746         (287,246)          12,000
     Prepaid Expenses                                              9,000           (3,000)          (3,000)
     Accounts Payable                                            (49,659)         431,066         (348,931)
     Income Taxes Payable                                         82,000          (24,456)         (16,544)
     Discontinued Operations -
      Non - Cash Adjustments and Working Capital Changes             ---         (349,809)         (17,350)
                                                             -----------      -----------      -----------

        Net Cash Flows from Operating Activities             $   338,796      $(1,672,236)     $   147,598
                                                             -----------      -----------      -----------

Investing Activities
--------------------
   Acquisition of Fixed Assets                               $  (666,981)     $  (165,212)     $  (415,458)
   Due from Partnership                                         (716,197)       1,723,612          584,914
   Due to/from Related Companies                                 637,701              ---              ---
   Investing Activities of Discontinued Operations                   ---           (2,155)             235
                                                             -----------      -----------      -----------

        Net Cash Flows from Investing Activities             $  (745,477)     $ 1,556,245      $   169,691
                                                             -----------      -----------      -----------

Financing Activities
--------------------
   Dividends                                                         ---      $  (113,000)     $   (14,000)
   Increase in Long-Term Debt                                    439,138          170,000              ---
   Decrease in Long-Term Debt                                    (71,007)        (110,155)         (33,360)
   Financing Activities of Discontinued Operations                   ---          (18,809)        (176,700)
                                                             -----------      -----------      -----------

        Net Cash Flows from Financing Activities             $   368,131      $   (71,964)     $  (224,060)
                                                             -----------      -----------      -----------

Increase (Decrease) in Cash and Cash Equivalents             $   (38,550)     $  (187,955)     $    93,229

Cash and Cash Equivalents - Beginning of Period                   53,162          241,117          147,888
                                                             -----------      -----------      -----------

Cash and Cash Equivalents - End of Period                    $    14,612      $    53,162      $   241,117
                                                             ===========      ===========      ===========

  The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                          MERCRISTO DEVELOPMENTS, INC.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada

                CONSOLIDATED STATEMENTS OF CASH FLOW - CONTINUED



Schedule of Non-Cash Investing and Financing Activities


                                                         Year Ended
                                                       January 31, 1997
                                                       ---------------

Spin Off to Shareholder:
------------------------
Cash and Cash Equivalents                              $       134,215
Accounts Receivable                                             54,854
Loans Receivable                                             1,142,962
Other Current Assets                                            21,518
Property and Equipment                                       1,321,333
Accounts Payable                                               (63,960)
Other Current Liabilities                                      (16,440)
Long Term Debt                                              (1,529,999)
                                                       ---------------

Total                                                  $     1,064,483
Due from Related Companies                                    (848,444)
                                                       ---------------

Net Distribution                                       $       216,039
                                                       ===============


   The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

MERCRISTO DEVELOPMENTS, INC.

                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (all expressed in terms of Canadian dollars)


Note A - Summary of Transaction
-------------------------------

            The consolidated financial statements for all periods presented reflect the Plan of Reorganization, which was effected as of January 31, 1997, pursuant to which Egyptian Arabians Inc. (including directly and indirectly its wholly-owned subsidiaries 622291 Ontario Ltd. and Edwards Arabians Inc.) became a wholly-owned subsidiary of the Company. The business combination was accounted for as a recapitalization.

            Factors that affect the comparability of financial data from year to year and for comparable interim periods include timing of the foaling season, demand for investment limited partnerships, unusual horse mortality and illness rates and non-recurring marketing expenses.

            All references to the "Company" herein include Mercristo Developments, Inc., Egyptian Arabians Inc., and its direct and indirect, wholly-owned subsidiaries 622291 Ontario Ltd. and Edwards Arabians Inc., individually or collectively.


Note B - Nature of Operations and Summary of Significant Accounting Policies
----------------------------------------------------------------------------

        Mercristo Developments, Inc.
        ----------------------------

            The Company was formed on January 4, 1996 as MAC Systems Inc. under the laws of the State of Delaware and began investigating the potential acquisition of another company doing business in the Internet service business. In February 1996, the Company acquired in exchange for 6,000,000 shares of its common stock, ComputerLink Online Inc., a private Canadian corporation providing Internet access, software, and World Wide Web services. In March 1996, the Company changed its name to Internet @ IDirect.com Inc. In June 1996, the Company acquired in exchange for 1,000,000 shares of its common stock Tucows Ltd., a provider of World Wide Web services. The acquisitions were rescinded on January 15, 1997. As a result of the rescission of these transactions, the Company had no operations and no operating assets as of January 31, 1997. The Company changed its name to Mercristo Developments, Inc. on February 10, 1997. In April 1997, the Company increased its authorized shares of Common Stock from 20,000,000 shares to 100,000,000 shares.

        622291 Ontario Ltd.
        -------------------
            622291 Ontario Ltd. is a private Canadian corporation with diversified financial investment and operational interests located in Ottawa, Ontario, Canada. Effective January 31, 1997, a reorganization was effected pursuant to which all operations of 622291 other than the Blue Moon Farms breeding and care operations and its wholly-owned subsidiary, Edwards Arabians Inc., were spun off from 622291 and 622291 became a wholly-owned subsidiary of a newly formed Canadian corporation named Egyptians Arabians Inc. Egyptian Arabians Inc. is a holding company with no assets or operations. Simultaneous with that transaction, Egyptian Arabians Inc. (including directly and indirectly its wholly-owned subsidiaries, 622291 and Edwards Arabians) became a wholly-owned subsidiary of the Company. That transaction has been accounted for as a recapitalization, resulting in the historical operations of 622291 being treated as the historical operations of the Company. The reorganized company is primarily involved in the breeding and care of Straight Egyptian Arabian horses. Accordingly, the accompanying historical financial statements of 622291 Ontario Ltd. have been restated to reflect the financial position, results of operations and cash flows for all years presented as if the reorganization had occurred at the beginning of the earliest period presented. The spun off operations have been reflected as discontinued operations in the consolidated financial statements. All significant intercompany transactions have been eliminated.

        Segment Data, Geographic Information and Significant Customers
        --------------------------------------------------------------
            The Company operates in one industry segment and generates revenues primarily in Canada. During the year ended January 31, 1998, approximately 8% of the sales of horses were to investment partnerships and 92% to other breeders and individuals. For the years ended January 31, 1997 and 1996 approximately 50% of the sales of horses were to investment partnerships and 50% to other breeders and individuals. For the year ended January 31, 1998, approximately 97% of the revenues from care and breeding of horses are from investment partnerships and 3% are from individuals. For the years ended January 31, 1997 and 1996, approximately 98% of the revenues from care and breeding of horses are from investment partnerships and 2% from individuals. The Company has been purchasing and selling the majority of its horses from and to a non-related horse farm. However, the economic dependence on the use of this horse farm has been lessening since the Company has begun purchasing and selling horses to other non-related horse farms.

        Use of Estimates
        ----------------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Concentrations of Credit Risk
        -----------------------------
            Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits and accounts receivable. Cash is placed primarily in high quality short-term interest bearing financial instruments. The company performs ongoing credit evaluations of its customers' financial condition and the accounts receivable are secured by the horses.

        Cash and Cash Equivalents
        -------------------------
            Cash and cash equivalents include all highly liquid investments purchased with an original maturity of three months or less.

        Receivables
        -----------
            Receivables from horse sales and breeding and care services are based on contracted prices. The Company performs ongoing credit evaluation of its customers' financial condition and evaluates the collectibility of all receivables maintained. Amounts considered uncollectible are written off when such determination is made and an allowance for accounts doubtful of collection is maintained based upon the expected collectibility. The Company measures its estimates of impaired loans in accordance with the provisions of Statement of Financial Accounting Standards No. 118 - Accounting by Creditors for Impairment of a Loan - Income, Recognition and Disclosures. Interest income on impaired loans is recognized only when payment is received. The Company had no impaired loans.

        Inventories
        -----------
            Horse inventories are stated at the lower of cost (specific identification) or market. Costs of raised horses include proportionate costs of breeding plus the costs of maintenance to maturity. Purchased horses are carried at purchase cost plus costs of maintenance to maturity.

        Property, Equipment and Depreciation
        ------------------------------------
            Property and equipment are stated at cost, less accumulated depreciation computed on the declining balance method over the estimated useful lives as follows:

                      Buildings                        25 Years
                      Machinery and Equipment          5 Years
                      Automobiles and Trucks           3 - 5 Years
                      Furniture and Fixtures           5 Years

            Renewals and improvements are charged to property accounts. Costs of maintenance and repairs that do not improve or extend asset lives are charged to expense. The cost of property and equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

        Long-Lived Assets
        -----------------
            Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition in determining its fair value. When required, impairment losses on assets to be held and used are recognized based on the difference between the fair value and the carrying amount of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

        Revenue Recognition
        -------------------
            The Company recognizes revenues from the sale of horses to investment partnerships, other breeders, and individuals at the time of delivery. The vast majority of the sales of horses are made for cash under normal credit terms. Revenues from board and care, breeding, and management of horses are recognized as the services are rendered. Board and care and management fees are generally paid in advance. Many of the investment partnerships pay for these services through the use of installment obligations with the Company. Interest rates ranging from 8.5% to 10.5% are charged to the partnerships. The Company evaluates the holdings of a given investment partnership, focusing on the number of horses and the mix of colts to fillies, in order to support and maintain the investment value of those partnerships. The Company will often take fillies or mares from its existing inventory and exchange them for colts owned by the various investment partnerships. Fillies and mares are much more valuable than colts, and the cost differential (cost approximates market value) between the fillies and mares surrendered by the Company and the colts received in exchange is expensed as part of the cost of horses sold. Total replacement costs reflected in cost of sales were $570,000, $710,000 and $458,000 for the years ended January 31, 1998,
        1997 and 1996, respectively.

        Deferred Revenues
        -----------------
            Deferred revenues represent amounts received in advance primarily from investment partnerships for horse care services such as boarding, feeding and breeding to be rendered over several years (generally one to three years depending on the partnership). The deferred revenues are recognized as earned and included in income as the services are rendered.

            During 1997, an unrelated horse farm purchased for $1,500,000 the rights to all of the colts delivered at the Company's Blue Moon Farm facilities for the period November 1, 1997 through July 31, 1998. Approximately $1,000,000 of revenue has been deferred as of January 31, 1998. The deferred revenue will be amortized monthly over the remainder of the foaling season in the 1998 Operating Year.

        Income Taxes
        ------------
            The Company accounts for income taxes using the asset and liability approach which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry-forwards. Deferred income tax expense represents the change in net deferred asset and liability balances.

Note C - Discontinued Operations
--------------------------------
            Effective January 31, 1997, pursuant to the terms and conditions of an Agreement and Plan of Reorganization, the operations of 622291 Ontario Ltd. other than the Blue Moons Farm horse breeding and care operations were spun off from the Company. The spun off operations included Edwards Securities Inc., Argyle Insurance Brokers Inc., and 938918 Ontario Ltd. and are reflected as discontinued operations in the Company's consolidated financial statements.

        A summary of discontinued operations for the years ended January 31, 1997 and 1996 is as follows:

                                                                     Year Ended January 31,
                                                                    1997                1996
                                                                ----------          ----------

                      Total Revenues                            $1,223,678          $  905,623

                      Operating Expenses                         1,075,381             720,580
                                                                ----------          ----------

                      Income Before Income Taxes                $  148,297          $  185,043

                      Provision for Income Taxes                     2,795              42,096
                                                                ----------          ----------

                      Net Income from Discontinued              $  145,502          $  142,947
                      Operations
                                                                ==========          ==========


Note D - Accounts Receivable
----------------------------

        Accounts receivable consisted of the following at January 31, 1998 and 1997:

                                                                              1998                1997
                                                                        ----------          ----------

                      Due from Investors                                $  208,153          $1,180,014
                      Partnerships                                       3,499,402           2,360,354
                      Horses                                             3,815,142           1,840,400
                      Breeding                                                 ---             388,993
                                                                        ----------          ----------

                           Total Accounts Receivable                    $7,522,697          $5,769,761

                      Less: Amounts - Due Within One Year                4,805,590           3,768,851
                      ----                                              ----------          ----------

                      Amounts - Due After One Year                      $2,717,107          $2,000,910
                                                                        ==========          ==========

            The amounts due from the investment partnerships represent secondary financing supplied by Edwards Arabians Inc. to allow the partnerships to prepay board and care for those horses in exchange for an installment obligation. Deferred revenues are amortized monthly as the services are rendered over a period of one to three years depending on the partnership but are repaid with proceeds from the sale of offspring. The loans are collateralized by the horses purchased by the partnerships. Interest rates ranging from 8.5% to 10.5% are charged to the partnerships. There are no fixed terms of repayment. The amounts owed by the partnerships will be repaid as the investment partnerships sell horses and will be fully collected by the date all of their horses have been sold and the assets of the partnerships are rolled over into corporations. The anticipated wind-up dates vary between partnerships but are generally one to three years.


Note E - Due From Related Companies and Related Party Transactions
------------------------------------------------------------------
            The amounts due from related companies represent advances that 622291 made to Resi Corp. to underwrite operating cash flow shortfalls of Resi. These amounts bear interest at Canadian prime and, although there is no set repayment schedule, all unpaid principal and interest will be due and payable on January 31, 2002.

            The Company's primary source of revenue is the sale of Straight Egyptian Arabian horses to and the breeding and care services rendered to various limited partnerships offered by Edwards Securities Inc. which acts as general partner of those limited partnerships. Edwards Securities Inc. is owned by Resi Corp., which is 100% owned by David G. Edwards, the Company's President and Chief Executive Officer. Resi Corp., together with David G. Edwards, owns 52% of the Company's issued and outstanding shares of Common Stock.

            The Company purchases its insurance through Argyle Insurance Brokers ("Argyle"), one of the companies owned by Resi Corp. Insurance premiums paid by the Company to the insurance companies represented by Argyle were $72,000, $110,000 and $65,000 for the years ended January 31, 1998,
        1997 and 1996, respectively. Argyle received commissions on the sale of commercial insurance from the unrelated insurance companies.

Note F - Property and Equipment
-------------------------------

        Property and equipment consisted of the following at January 31, 1998 and 1997:

                                                                           1998                1997
                                                                        ----------          ----------

                      Farmland and Buildings                            $1,583,702          $1,470,944
                      Office Building and Equipment                        553,359                 ---
                      Machinery and Equipment                               84,559              83,696
                      Automobiles and Trucks                                 3,874               3,874
                      Furniture and Fixtures                                 7,785               7,785
                                                                        ----------          ----------

                          Total Property and Equipment                  $2,233,279          $1,566,299

                      Less: Amounts - Accumulated Depreciation             279,238             210,963
                      ----                                              ----------          ----------

                          Net Property and Equipment                    $1,954,041          $1,355,336
                                                                        ==========          ==========

            Depreciation expense for the years ended January 31, 1998, 1997 and 1996 was $68,276, $57,814 and $55,308, respectively.


Note G - Accounts Payable and Accrued Expenses
----------------------------------------------
            Accounts payable and accrued expenses consisted of the following at January 31, 1998 and 1997:

                                                                                     1998                1997
                                                                               ----------          ----------

                      Horses                                                   $3,845,612          $4,011,686
                      Other                                                       172,655              56,240
                                                                               ----------          ----------

                          Total Accounts Payable and Accrued Expenses          $4,018,267          $4,067,926
                                                                               ==========          ==========

Note H - Long Term Debt
-----------------------
            Long term debt consisted of the following at January 31, 1998 and 1997:

                                                                                            1998              1997
                                                                                          --------          --------
                      Mortgage payable on farmland and buildings,
                      bearing interest at 0.20% above the Canadian
                      FBDB's floating base rate (7.45% at January                         $430,025          $480,125
                      31, 1998), with monthly principal payments
                      of $4,175 plus interest, expiring in 2006

                      First mortgage payable on office building,
                      bearing interest at 7.80% with monthly                               333,231               ---
                      principal and interest of $4,366, expiring
                      in 2006

                      Second mortgage payable on office building,
                      bearing interest at 12.00% with monthly
                      interest payments only                                                85,000               ---
                                                                                          --------          --------
                          Total                                                            848,256           480,125
                      Less: Current Portion                                                 77,847            50,100
                      ----                                                                --------          --------

                          Long Term Portion                                               $770,409          $430,025
                                                                                          ========          ========


            As of January 31, 1998, the aggregate maturities of long term debt are as follows:

                         1999                                                   $     77,847
                         2000                                                         80,053
                         2001                                                         82,436
                         2002                                                         85,007
                         2003                                                         87,783
                         Thereafter                                                  357,283
                                                                                ------------

                              Total                                             $    770,409
                                                                                ============



Note I - Income Taxes
---------------------

            The provision for income taxes from continuing operations for the years ended January 31, 1998, 1997 and 1996 were as follows:

                                                              1998              1997              1996
                                                            --------          --------          --------

                      Current income taxes payable
                      Federal                               $    ---          $    ---          $    ---
                      State                                      ---               ---               ---
                      Canadian                                65,193               ---            15,883
                                                            --------          --------          --------

                          Total Current Provision           $ 65,193          $    ---          $ 15,883

                      Deferred provision
                      Canadian                               184,600           510,000            73,000
                                                            --------          --------          --------

                          Total Provision                   $249,793          $510,000          $ 88,883
                                                            ========          ========          ========

            The provision for deferred income taxes from continuing operations for the years ended January 31, 1998, 1997 and 1996 were as follows:

                                                               1998                1997                1996
                                                            ---------           ---------           ---------

                      Revenue Recognition Methods           $ 548,490           $ 257,853           $ 151,091
                      Inventory Items                        (328,603)            109,154              (2,399)
                      Payable and Accrued Items               (18,870)            163,804             (69,786)
                      Other                                   (16,417)            (20,811)             (5,906)
                                                            ---------           ---------           ---------

                          Total Deferred Provision          $ 184,600           $ 510,000           $  73,000
                                                            =========           =========           =========


            The provisions for income taxes from continuing operations differ from those computed using statutory tax rates as follows:

                                                              1998              1997              1996
                                                             ------            ------            ------

                      Statutory Tax Rate                       44.6%             44.6%             44.6%
                      Nondeductible Consulting Fees             ---             142.4%              ---
                      Effect of Tax Brackets                  (13.0%)            (4.7%)           (11.2%)
                      Nondeductible and Other                  (1.6%)              .2%               .1%
                                                             ------            ------            ------

                          Total Provision for Taxes            30.0%            182.5%             33.5%
                                                             ======            ======            ======


            The effective tax rates for discontinued operations were (1.9%), (22.7%), and (20.1%) for the years ended January 31, 1997, 1996 and 1995, respectively. Differences between income taxes calculated at the statutory rate and the resulting tax rate were due primarily to the utilization of operating loss carryforwards.

            The Company's net deferred income tax liability as of January 31, 1998 and 1997 consists of the following:

                                                                         1998                  1997
                                                                     -----------           -----------

                      Deferred Tax Liabilities
                        Revenue Recognition Methods                  $ 2,350,490           $ 2,006,712
                        Inventory Items                                   24,200               370,100
                      Deferred Tax Assets
                        Payable and Accrued Items and Other           (1,359,090)           (1,545,812)
                                                                     -----------           -----------
                          Net Deferred Tax Liability                 $ 1,015,600           $   831,000
                                                                     ===========           ===========

Note J - Stock Compensation
---------------------------
            During the year ended January 31, 1998 the Company incurred consulting fees in connection with prospective acquisition. The Company compensated the consultants through the issuance of common shares of the Company. The fair value of the services rendered was $338,000 and was charged against operations. The Company issued 1,280,000 shares of common stock on December 18, 1997 valued at approximately $.2640 per share (the market bid price) and reflected the full value of the services received as paid in capital.

            The Company incurred consulting fees in connection with the failed acquisition of ComputerLink Online and Tucows during the year ended January 31, 1997. The Company compensated the consultants through the issuance of common shares of the Company. The fair value of the services rendered was $987,687 and was charged against operations. The Company issued 3,665,800 shares valued at an agreed upon price of approximately $.27 per share and reflected the full value of the services received as paid in capital.

Note L - Other Matters
----------------------
            The Canadian income tax authorities are presently reviewing the farming tax status and associated investment losses for some of the individuals in limited investment partnerships that previously purchased horses from the company. Denial of some of these losses by the tax authorities might make investing in the limited partnership less attractive and could adversely impact the demand for the company's horses. The sale of horses has been limited during the year ended January 31, 1998 pending the outcome of the Revenue Canada review. Should an adverse condition result from this, management would work vigorously to restructure the limited partnerships in accordance with any revisions to the tax code and/or would seek other sources for the sale of its horses.

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

Note M - Recently Issued Accounting Standards
---------------------------------------------

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

                          MERCRISTO DEVELOPMENTS, INC.
                            (A Delaware Corporation)
                           Ottawa, Ontario --- Canada

                      QUARTERLY FINANCIAL DATA - UNAUDITED
                  (all expressed in terms of Canadian dollars)



                                                                       Year Ended January 31, 1998
                                              ---------------------------------------------------------------------------
                                                  4th Q                3rd Q                2nd Q                1st Q
                                                  -----                -----                -----                -----

         Sales of Horses                      $ 1,884,025           $    23,150          $   133,850          $   285,000
                                              ===========           ===========          ===========          ===========

         Total Revenues                       $ 2,546,721           $   875,864          $ 1,142,981          $   856,379

         Costs and Expenses                     1,712,669               574,802            1,123,370            1,178,461
                                              -----------           -----------          -----------          -----------

         Income (Loss) before Taxes           $   834,052           $   301,062          $    19,611          $  (322,082)

         Provision for Income Taxes               250,357               120,425                7,844             (128,833)
                                              -----------           -----------          -----------          -----------

         Income (Loss) from Continuing
          Operations                          $   583,695           $   180,637          $    11,767          $  (193,249)
                                              ===========           ===========          ===========          ===========

         Income (Loss) per Common Share
          from Continuing Operations          $      .035           $      .011          $      .001          $     (.012)
                                              ===========           ===========          ===========          ===========


                                                                       Year Ended January 31, 1997
                                              ---------------------------------------------------------------------------
                                                  4th Q                3rd Q                2nd Q                1st Q
                                                  -----                -----                -----                -----

         Sales of Horses                      $ 4,631,500           $ 2,133,500          $   953,500          $ 1,972,000
                                              ===========           ===========          ===========          ===========

         Total Revenues                       $ 5,270,808           $ 3,113,544          $ 1,458,261          $ 2,641,511

         Costs and Expenses                     5,341,162             2,694,780            1,454,129            2,714,609
                                              -----------           -----------          -----------          -----------

         Income (Loss) before Taxes           $   (70,354)          $   418,764          $     4,132          $   (73,098)

         Provision for Income Taxes           (a )370,080               167,506                1,653              (29,239)
                                              -----------           -----------          -----------          -----------

         Income (Loss) from Continuing
          Operations                          $  (440,434)          $   251,258          $     2,479          $   (43,859)
                                              ===========           ===========          ===========          ===========

         Income (Loss) per Common Share
          from Continuing Operations          $     (.038)          $      .029          $       ---          $     (.005)
                                              ===========           ===========          ===========          ===========

        (a) Includes provision for taxes on non-deductible expenses incurred in connection with failed acquisition of ComputerLink Online and Tucows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 22, 1998 under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 11.       EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on July 22, 1998 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 22, 1998 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on July 22, 1998 under "Certain Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                   PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(1)  Financial Statements

        The financial statements filed as part of this report are included in the response to Item 8 of Part III of this Annual Report on Form 10-K.

(2)  Financial Statement Schedules

        There were no financial statement schedules required to be filed because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)  Exhibits

EXHIBIT NO.           DESCRIPTION
-----------           -----------


*2.1    Agreement and Plan of Reorganization by and among Mercristo Developments, Inc., Egyptian
        Arabians Inc. and Resi Corp.

*2.2    Agreements relating to the Reorganization of 622291 Ontario Limited

*3.1    Restated Certificate of Incorporation

*3.2    Amended and Restated By-laws

*10.1   Mortgage from E.S.I. Holdings Limited to Michael Nurse

*10.2   Mortgage from E.S.I. Holdings Limited to Sun Life Trust Company

*10.3     Loan Agreement from 622291 Ontario Limited to Business Development Bank of Canada

*10.4     Lease between Peter Vanderkloet and Edwards Arabians Inc.

*10.4.1   Addendum to Lease between Peter Vanderkloet and Edwards Arabians Inc.

11        Statement re Computation of Per Share Earnings (Contained in the
          Financial Statements under Item 8)

*21       Subsidiaries of Mercristo Developments, Inc.

23        Consent of Rotenberg & Co. LLP (Not Applicable)

27        Financial Data Schedule


---------

*       Incorporated by reference to the Company's Registration Statement on Form 10, Registration
        No. 0-22541.

(4)  Reports on Form 8-K

        During the last quarter of the fiscal year ended January 31, 1998, the Registrant did not file a Current Report on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 28, 1998                  MERCRISTO DEVELOPMENTS, INC.


                                       By:  /s/ David G. Edwards
                                          ---------------------------------
                                            David G. Edwards
                                            Chief Executive Officer and
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                             TITLE                               DATE

/s/ David G. Edwards                 Chairman of the Board, Chief                April 28, 1998
-----------------------------------  Executive Officer and Chief
David G. Edwards                     Financial Officer



/s/ P. Edwards                       Director                                    April 28, 1998
-----------------------------------
Patricia L. Edwards


/s/ Kenneth A. Edwards               Director                                    April 28, 1998
-----------------------------------
Kenneth A. Edwards