Form 10-Q
period 1998-04-30
MERCRISTO DEVELOPMENTS INC
filed 1998-06-15
CIK 1038492

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________to ________________________


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


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $.001 PAR VALUE: 17,840,519 ISSUED AND OUTSTANDING
                               AS OF JUNE 11, 1998

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS





                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada


                                TABLE OF CONTENTS
                                -----------------


       Consolidated Balance Sheets at April 30, 1998 (Unaudited) and January 31, 1998

       Consolidated Statements of Operations for the Three Months Ended
         April 30, 1998 and 1997 (Unaudited)

       Consolidated Statements of Cash Flows for the Three Months
         Ended April 30, 1998 and 1997 (Unaudited)

       Notes to the Consolidated Financial Statements (Unaudited)

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada

                         Consolidated Balance Sheets at
                         ------------------------------
                 April 30, 1998 (Unaudited) and January 31, 1998
                 -----------------------------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------



                                                         ASSETS
                                                         ------
                                                                                        April 30     January 31
                                                                                          1998          1998
                                                                                       ----------    ----------
Current Assets
--------------
   Cash and Cash Equivalents                                                           $       --    $   14,612
   Accounts Receivable                                                                  4,972,869     4,805,590
   Inventories                                                                             40,000        60,500
                                                                                       ----------    ----------

                                                    Total Current Assets               $5,012,869    $4,880,702

   Due from Partnership                                                                 2,744,050     2,717,107
   Due from Related Companies                                                              93,059       210,743
   Property and Equipment - Net of
     Accumulated Depreciation                                                           1,940,689     1,954,041
                                                                                       ----------    ----------

                                                        Total Assets                   $9,790,667    $9,762,593
                                                        ------------                   ==========    ==========


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
   Accounts Payable and Accrued Expenses                                               $4,071,943    $4,018,267
   Income Taxes Payable                                                                   152,821        73,427
   Current Portion of Long Term Debt                                                       77,847        77,847
                                                                                       ----------    ----------

                                                  Total Current Liabilities            $4,302,611    $4,169,541

   Deferred Revenue                                                                       955,900     1,646,472
   Long Term Debt                                                                         755,319       770,409
   Deferred Income Taxes                                                                1,162,600     1,015,600
                                                                                       ----------    ----------

                                                      Total Liabilities                $7,176,430    $7,602,022
                                                      -----------------                ----------    ----------

Stockholders' Equity
--------------------
  Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
    17,840,519 Shares Issued and Outstanding                                               17,840        17,840
  Additional Paid Capital                                                               1,324,627     1,324,627
   Retained Earnings                                                                    1,271,770       818,104
                                                                                       ----------    ----------

                                                 Total Stockholders' Equity            $2,614,237    $2,160,571
                                                 --------------------------            ----------    ----------

                                         Total Liabilities and Stockholders' Equity    $9,790,667    $9,762,593
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

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada


                      Consolidated Statements of Operations
                      -------------------------------------
               for the Three Months Ended April 30, 1998 and 1997
               --------------------------------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------
                                   (Unaudited)


                                                              Three Months
                                                             Ended April 30
                                                          1998            1997
                                                      ------------    ------------
Revenues
--------
       Farm
         Limited Partnership                          $    493,568    $    520,982
         Other                                              20,500          11,719
      Horses
         Limited Partnership                                   ---         128,250
         Other                                             505,950         156,750
      Interest                                              56,748          37,803
      Other                                                  5,419             875
                                                      ------------    ------------

           Total Revenues                             $  1,082,185    $    856,379
                                                      ------------    ------------

Costs and Expenses
------------------
      Farm                                            $    175,973    $    282,968
      Horses                                                31,250         560,000
      Marketing and Sales                                    1,594          47,561
      General and Administrative                           146,533         254,497
      Depreciation and Amortization                         17,909          16,720
      Interest Expense                                      28,866          16,715
                                                      ------------    ------------

            Total Costs and Expenses                  $    402,125    $  1,178,461
                                                      ------------    ------------

Income (Loss) Before
   Provision for Taxes                                $    680,060    $   (322,082)

Provision for Taxes                                        226,394        (128,833)
                                                      ------------    ------------

Net Income (Loss)                                     $    453,666    $   (193,249)
                                                      ============    ============


Net Income (Loss) per
  Common Share                                        $        .02    $       (.01)
                                                      ============    ============

Weighted Average Number
of Common Shares Outstanding                            17,840,519      16,560,519
                                                      ============    ============




  The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada

                  Consolidated Statements of Cash Flows for the
                  ---------------------------------------------
                   Three Months Ended April 30, 1998 and 1997
                   ------------------------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------
                                   (Unaudited)


                                                                         Three Months
                                                                        Ended April 30
                                                                    1998             1997
                                                                ------------     ------------
Operating Activities
--------------------
   Net Income (Loss) for the Period                             $    453,666     $   (193,249)
   Non-Cash Adjustments:
     Depreciation/Amortization                                        17,909           16,720
     Deferred Revenue                                               (690,572)        (347,841)
     Deferred Income Taxes                                           147,000         (128,833)

   Changes:
     Accounts Receivable                                            (167,279)       2,764,487
     Inventory                                                        20,500          395,000
     Prepaid Expenses                                                    ---         (360,866)
     Accounts Payable                                                 53,676       (1,903,487)
     Income Taxes Payable                                             79,394              ---
                                                                ------------     ------------

        Net Cash Flows from Operating Activities                $    (85,706)    $    241,931
                                                                ------------     ------------

Investing Activities
--------------------
   Acquisition of Fixed Assets                                  $     (4,557)    $   (613,605)
   Due from Partnerships                                             (26,943)         (48,918)
   Due to/from Related Companies                                     117,684           42,275
                                                                ------------     ------------

        Net Cash Flows from Investing Activities                $     86,184     $   (620,248)
                                                                ------------     ------------

Financing Activities
--------------------
   Increase in Long-Term Debt                                   $        ---     $    426,613
   Decrease in Long-Term Debt                                        (15,090)             ---
                                                                ------------     ------------

        Net Cash Flows from Financing Activities                $    (15,090)    $    426,613
                                                                ------------     ------------

Decrease in Cash and Cash Equivalents                           $    (14,612)    $     48,296

Cash and Cash Equivalents - Beginning of Period                       14,612           53,162
                                                                ------------     ------------

Cash and Cash Equivalents - End of Period                       $        ---     $    101,458
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

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                  (All Expressed in Terms of Canadian Dollars)
                                   (Unaudited)


      Note A - Basis of Presentation
      ------------------------------
         The condensed consolidated financial statements of Mercristo Developments, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998.

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


      Note B - Receivables
         Accounts receivable consisted of the following at April 30, 1998 and January 31, 1998:

                                                            April 30,       January 31,
                                                              1998            1998
                                                           ------------    ------------
Due from Investors                                         $     93,635    $    208,153
Partnerships                                                  3,808,142       3,499,402
Horses                                                        3,815,142       3,815,142
                                                           ------------    ------------

     Total Accounts Receivable                             $  7,716,919    $  7,522,697

Less:  Amounts Due Within One Year                            4,972,869       4,805,590
----                                                       ------------    ------------

     Amounts Due After One Year                            $  2,744,050    $  2,717,107
                                                           ============    ============

      --------------------------------

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

         The Company performs ongoing credit evaluation of its customers' financial condition and evaluates the collectibility of all receivables maintained. Amounts considered uncollectible are written off when such determination is made and an allowance for accounts doubtful of collection is maintained based upon the expected collectibility. The Company measures its estimates of impaired loans in accordance with the provisions of Statement of Financial Accounting Standards No. 118 Accounting by Creditors for Impairment of a Loan - Income, Recognition and Disclosures. Interest income on impaired loans is recognized only when payment is received. The Company had no impaired loans.

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

      Note D - Net Income Per Common Share
      ------------------------------------
         Net income per common share is computed using the weighted average number of shares of common stock outstanding during each period.


      Note E - Contingencies
      ----------------------
         The Canadian income tax authorities are presently reviewing the farming tax status and associated investment losses for some of the individuals in limited investment partnerships which previously purchased horses from the company. Denial of some of these losses by the tax authorities might make investing in the limited partnership less attractive and could adversely impact the demand for the company's horses. Should an adverse condition result from this, management would work vigorously to restructure the limited partnerships in accordance with any revisions to the tax code and/or would seek other sources for the sale of its horses.

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

         During 1997, as a result of Revenue Canada's proposed assessments with the investors in the investment limited partnerships, the sales of horses was limited primarily to other breeders and individual investors. As a result, as a percentage of the Company's overall revenues for the 1997 Operating Year, sales of horses declined to approximately 43% and management fees for the breeding and care of the horses increased to approximately 52%. The volume of sales of horses in the 1998 Operating Year will continue to be negatively impacted pending the outcome of the Revenue Canada assessments with the individual investors. The Company expects farm revenues to continue to increase during the 1998 Operating Year since the foaling activity and the limited sales of horses will result in a greater number of horses under the Company's care.

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




                              RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentages which the selected items in the Company's Consolidated Statements of Operations bear to total revenues:


                                                                      Three Months
                                                                     Ended April 30
                                                                   1998         1997
                                                                 --------     --------
      REVENUES
      Farms (1)                                                      47.5%        62.2%
      Horses (2)                                                     46.8%        33.3%
      Interest and Other                                              5.7%         4.5%
                                                                 --------     --------

           Total Revenues                                           100.0%       100.0%
                                                                 --------     --------

      COSTS AND EXPENSES

      Farm (1)                                                       16.3%        33.0%
      Horses (2)                                                      2.9%        65.4%
      Marketing and Sales                                              .1%         5.6%
      General and Administrative                                     13.5%        29.7%
      Depreciation and Amortization                                   1.7%         2.0%
      Interest Expense                                                2.7%         2.0%
                                                                 --------     --------

           Total Costs and Expenses                                  37.2%       137.7%
                                                                 --------     --------

      Income (Loss) Before Taxes                                     62.8%       (37.7)%

      Provision for Income Taxes                                     20.9%       (15.0)%
                                                                 --------     --------

      Net Income (Loss)                                              41.9%       (22.7)%
                                                                 ========     ========



(1) - Farm revenues and costs and expenses relate to the Company's breeding operations and care of the horses.

(2) - Horse revenues and costs and expenses relate to the Company's sale of horses.

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


                                                            Three Months
                                                           Ended April 30
                                                            1998    1997
                                                         -------- --------
        Number of Horses
          Beginning Inventory                                4      12
           Horses Acquired                                   2       3
           Horses Sold or Exchanged                         (4)     (7)
                                                           ---     ---

             Ending Inventory                                2       8
                                                           ===     ===



         The range of sales and purchase prices and the average sale and purchase price of horses for all periods were as follows:

                                         Range                      Average
                                     ------------------         --------------
             Mares                   $ 70,000 -$ 95,000         $ 92,000
             Fillies                 $ 50,000 -$ 60,000         $ 55,000
             Colts:
               Purchase                                         $ 10,000
               Sale                                             $    500 or less

                                                                   - continued -

        The limited partnerships to which the Company frequently sells fillies and mares generally have a one to three year life until, for tax reasons, they are rolled over into corporations. Prior to the occurrence of these roll-overs, the Company will evaluate the holdings of a given partnership, focusing on the number of horses and the mix of colts to fillies, in order to support and maintain the investment value of those partnerships. The Company will often take fillies or mares from its existing inventory and exchange them for colts owned by the various investment partnerships. Fillies and mares are much more valuable than colts, and the price differential between the fillies and mares surrendered by the Company and the colts received in exchange is expensed as part of the cost of horses sold. In determining the value of the fillies and mares surrendered by the Company and colts received in exchange from the limited partnerships, the Company recognizes the current market value of the horses based on the Company's costs of purchasing fillies, mares and colts. Total replacement costs reflected in cost of sales were $0, and $315,000 for the three months ended April 30, 1998 and 1997, respectively.

        In addition, the average management fees charged by the Company for all periods presented were approximately $5,000 per investment limited partnership per year, or approximately $417 per month.

       THREE MONTHS ENDED APRIL 30, 1998 COMPARED WITH THREE MONTHS ENDED
                                 APRIL 30, 1997

      REVENUES. Total revenues for the three months ended April 30, 1998 increased by $225,806 (20.8)% to $1,082,185 from $856,379 for the three months ended April 30, 1997. Revenues from breeding and care of horses decreased by $27,414, and the sale of horses accounted for an increase in revenues of $220,950, and interest and other revenues accounted for the remaining $32,270 increase in revenues. The sales of horses in the three months ended April 30, 1998 included $500,000 on the sale of the rights to purchase all of the colts delivered at the Blue Moons Farms facilities during the 1997-98 breeding season which was deferred from the year ended January 31, 1998. Other revenues generated by the sale of horses were very limited pending the outcome of the Revenue Canada proposed assessments with the investors. Farm revenues for board and care continued to increase as the number of horses under the Company's care has grown. Breeding fees in the first quarter 1998 as compared to the first quarter of 1997 accounted for the overall decrease in farm revenues.

      COSTS AND EXPENSES. Total costs and expenses for the three months ended April 30, 1998 decreased by $ 776,336 (65.9%) to $402,125 from $1,178,461 for the three months ended April 30, 1997. As the Company's horse purchases and sales activity was very limited during the three months ended April 30, 1998 as compared to the three months ended April 30, 1997, the Company was able to control the incurring of expenses associated with those activities.

         Farm expenses as a percentage of farm revenues decreased to 34.2% for the three months ended April 30, 1998 from 53.1% for the three months ended April 30, 1997. The decrease was primarily due to reduced salaries and staffing, cancellation of insurance on the horses and fewer horse registrations, all of which are a result of the continued Revenue Canada assessment against the investors in the limited partnerships.

         The cost of horses sold as a percentage of horse sales decreased to 6.2% for the three months ended April 30, 1998 from 196.5% for the three months ended April 30, 1997. The decrease was primarily due to high margin on the sale of the rights to purchase all of the colts delivered during the three months ended April 30, 1998 and the unusually high mortality rate and replacement costs of horses during the three months ended April 30, 1997.


      MARKETING AND SALES. The company incurred only $1,594 of marketing and sales expenses for the three months ended April 30, 1998 which was attributable to the lack of horse sales. Marketing and sales expenses for the three months ended April 30, 1997 were $47,561.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended April 30,

      1998 decreased by $107,964 to $146,533 from $254,497 for the three months ended April 30, 1997. The primary reason for the decrease was professional and consulting fees incurred in connection with the recapitalization and Registration of the Company during the three months ended April 30, 1997.

      INCOME TAXES. The provision for taxes for the three months ended April 30, 1998 and 1997 is based upon an effective Canadian tax rate of 40.0%.




      LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 1998, the Company's primary source of liquidity included cash and cash equivalents of $0 and open trade credit with vendors of $4,071,943. The Company has not borrowed any moneys from financial institutions for working capital needs with the exception of its commercial mortgages on the construction and improvements to its facilities. The Company's working capital decreased by $903 during the three months ended April 30, 1998 from $711,161 at January 31, 1998 to $710,258 at April 30, 1998.

      Net cash flows from operating activities during the three months ended April 30, 1998 were a negative $85,706 as compared to a positive $241,931 for the three months ended April 30, 1997. The decrease of $327,637 resulted primarily from the reduction in deferred revenues and an increase in accounts receivable during the three months ended April 30, 1998.

      Net cash flows from investing activities (primarily from the collection of amounts due from related companies) during the three months ended April 30, 1998 were $86,184 as compared to net cash flows used in investing activities (primarily used in the acquisition of property and equipment) of $620,248 for the three months ended April 30, 1997.

      Net cash flows used in financing activities during the three months ended April 30, 1998 were $15,090 as compared with net cash flows from financing activities of $426,613 for the three months ended April 30, 1997. The decrease reflects the borrowings on new commercial property during the three months ended April 30, 1997.

      The balance sheet at April 30, 1998 shows an increase in current assets for the three months from $4,880,702 to $5,012,869 and an increase in current liabilities from $4,169,541 to $4,302,611 and a decrease in deferred revenues from $1,646,472 to $955,900, all compared with those figures at January 31, 1998. The increase in current assets and liabilities was primarily attributable to an increase in accounts receivable and accounts payable during the first three months ended April 30, 1998.

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

      The Company has available through Resi Corp., a related party, a line of credit that could be used to fund operating cash shortfalls and future acquisitions of new businesses.

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


                                     MERCRISTO DEVELOPMENTS, INC.


Date: June 15, 1998                  /s/ David G. Edwards
     ---------------                 ---------------------------------------
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




-------------------------

*Exhibit filed with this Report