Form 10-Q
period 1998-07-31
MERCRISTO DEVELOPMENTS INC
filed 1998-09-15
CIK 1038492

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JULY 31, 1998
                                     --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  _______________________ to _____________________


                         Commission File Number 0-22541

                          MERCRISTO DEVELOPMENTS, INC.
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

     COMMON STOCK, $.001 PAR VALUE: 17,840,519 ISSUED AND OUTSTANDING AS OF
                               SEPTEMBER 10, 1998

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS









================================================================================



                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada


                                TABLE OF CONTENTS


   Consolidated Balance Sheets at July 31, 1998 (Unaudited) and January 31, 1998

   Consolidated Statements of Operations for the Three Months Ended
     July 31, 1998 and 1997 and for the Six Months Ended July 31, 1998 and 1997 (Unaudited)

   Consolidated Statements of Cash Flows for the Six Months Ended
     July 31, 1998 and 1997 (Unaudited)

   Notes to the Consolidated Financial Statements (Unaudited)



================================================================================

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada

                         Consolidated Balance Sheets at
                         ------------------------------
                 July 31, 1998 (Unaudited) and January 31, 1998
                 ----------------------------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------


                                                       ASSETS
                                                       ------
                                                                                           July 31        January 31
                                                                                            1998            1998
                                                                                         -----------     -----------
Current Assets
--------------
   Cash and Cash Equivalents                                                            $         --     $    14,612
   Accounts Receivable                                                                     5,353,192       4,805,590
   Inventories                                                                                40,000          60,500
                                                                                         -----------     -----------

                                                    Total Current Assets                 $ 5,393,192     $ 4,880,702

   Due from Partnership                                                                    2,738,386       2,717,107
   Due from Related Companies                                                                    ---         210,743
   Property and Equipment - Net of
     Accumulated Depreciation                                                              1,924,819       1,954,041
                                                                                         -----------     -----------

                                                        Total Assets                     $10,056,397     $ 9,762,593
                                                        ------------                     ===========     ===========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------

Current Liabilities
-------------------
   Accounts Payable and Accrued Expenses                                                 $ 4,108,962     $ 4,018,267
   Income Taxes Payable                                                                      276,532          73,427
   Current Portion of Long Term Debt                                                          77,847          77,847
                                                                                         -----------     -----------

                                                  Total Current Liabilities              $ 4,463,341     $ 4,169,541

   Deferred Revenue                                                                          295,326       1,646,472
   Long Term Debt                                                                            731,751         770,409
   Due to Related Companies                                                                   85,410             ---
   Deferred Income Taxes                                                                   1,322,625       1,015,600
                                                                                         -----------     -----------

                                                      Total Liabilities                  $ 6,898,453     $ 7,602,022
                                                      -----------------                  -----------     -----------

Stockholders' Equity
--------------------
   Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
                       17,840,519 Shares Issued and Outstanding                               17,840          17,840
   Additional Paid Capital                                                                 1,324,627       1,324,627
   Retained Earnings                                                                       1,815,477         818,104
                                                                                         -----------     -----------

                                                 Total Stockholders' Equity              $ 3,157,944     $ 2,160,571
                                                 --------------------------              -----------     -----------

                                         Total Liabilities and Stockholders' Equity      $10,056,397     $ 9,762,593
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

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada


                      Consolidated Statements of Operations
                      -------------------------------------
                for the Three Months Ended July 31, 1998 and 1997
                -------------------------------------------------
               and for the Six Months Ended July 31, 1998 and 1997
               ---------------------------------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------
                                   (Unaudited)


                                                   Three Months                     Six Months
                                                   Ended July 31                   Ended July 31
                                             1998             1997             1998            1997
                                         ------------     ------------     ------------     ------------
Revenues
--------
       Farm
         Limited Partnership             $    571,433     $    965,638     $  1,065,001     $  1,486,620
         Other                                 23,500           22,500           44,000           34,219
      Horses
         Limited Partnership                     --             47,700             --            175,950
         Other                                500,000           86,150        1,005,950          242,900
      Interest                                 56,346           20,047          113,094           57,850
      Other                                     4,158              946            9,577            1,821
                                         ------------     ------------     ------------     ------------

           Total Revenues                $  1,155,437     $  1,142,981     $  2,237,622     $  1,999,360
                                         ------------     ------------     ------------     ------------

Costs and Expenses
------------------
      Farm                               $    163,998     $    513,232     $    339,971     $    796,200
      Horses                                   10,000          345,000           41,250          905,000
      Marketing and Sales                          79           17,069            1,673           64,630
      General and Administrative               89,734          209,860          236,267          464,357
      Depreciation and Amortization            17,687           18,307           35,596           35,027
      Interest Expense                         27,719           19,902           56,585           36,617
                                         ------------     ------------     ------------     ------------

            Total Costs and Expenses     $    309,217     $  1,123,370     $    711,342     $  2,301,831
                                         ------------     ------------     ------------     ------------

Income (Loss) Before
   Provision for Taxes                   $    846,220     $     19,611     $  1,526,280     $   (302,471)

Provision for Taxes                           302,513            7,844          528,907         (120,989)
                                         ------------     ------------     ------------     ------------

Net Income (Loss)                        $    543,707     $     11,767     $    997,373     $   (181,482)
                                         ============     ============     ============     ============


Net Income (Loss) per
  Common Share                           $       .030     $       .001     $       .056     $      (.011)
                                         ============     ============     ============     ============

Weighted Average Number
of Common Shares Outstanding               17,840,519       16,560,519       17,840,519       16,560,519
                                         ============     ============     ============     ============




  The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                          Mercristo Developments, Inc.
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada

                  Consolidated Statements of Cash Flows for the
                  ---------------------------------------------
                     Six Months Ended July 31, 1998 and 1997
                     ---------------------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------
                                   (Unaudited)
                                   -----------



                                                              Six Months
                                                             Ended July 31
                                                         1998             1997
                                                     -----------      -----------
Operating Activities
--------------------
   Net Income (Loss) for the Period                  $   997,373      $  (181,482)
   Non-Cash Adjustments:
     Depreciation/Amortization                            35,596           35,027
     Deferred Revenue                                 (1,351,146)        (892,582)
     Deferred Income Taxes                               307,025         (198,017)

   Changes:
     Accounts Receivable                                (547,602)       2,917,678
     Inventory                                            20,500          545,000
     Prepaid Expenses                                       --           (138,828)
     Accounts Payable                                     90,695       (2,001,322)
     Income Taxes Payable                                203,105           49,752
                                                     -----------      -----------

        Net Cash Flows from Operating Activities     $  (244,454)     $   135,226
                                                     -----------      -----------

Investing Activities
--------------------
   Acquisition of Fixed Assets                       $    (6,374)     $  (647,200)
   Due from Partnerships                                 (21,279)         (36,675)
   Due from Related Companies                            210,743           94,591
                                                     -----------      -----------

        Net Cash Flows from Investing Activities     $   183,090      $  (589,284)
                                                     -----------      -----------

Financing Activities
--------------------
   Increase in Long-Term Debt                        $      --        $   426,613
   Decrease in Long-Term Debt                            (38,658)         (19,458)
   Due to Related Companies                               85,410             --
                                                     -----------      -----------

        Net Cash Flows from Financing Activities     $    46,752      $   407,155
                                                     -----------      -----------

Decrease in Cash and Cash Equivalents                $   (14,612)     $   (46,903)

Cash and Cash Equivalents - Beginning of Period           14,612           53,162
                                                     -----------      -----------

Cash and Cash Equivalents - End of Period            $      --        $     6,259
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


      NOTE B - RECEIVABLES
      --------------------
         Accounts receivable consisted of the following at July 31, 1998 and January 31, 1998:


                                                                 July 31,       January 31,
                                                                  1998             1998
                                                               ------------      -----------

              Due from Investors                               $    100,030     $    208,153
              Partnerships                                        4,175,958        3,499,402
              Horses                                              3,815,590        3,815,142
                                                               ------------      -----------

                   Total Accounts Receivable                   $  8,091,578      $ 7,522,697

              Less:  Amounts Due Within One Year                  5,353,192        4,805,590
              ----                                             ------------     ------------

                   Amounts Due After One Year                  $  2,738,386      $ 2,717,107
                                                               ============      ===========

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

      NOTE C - REVENUE RECOGNITION
         The Company recognizes revenues from the sale of horses to investment partnerships, other breeders, and individuals at the time of delivery. The vast majority of the sales of horses are made for cash under normal credit terms. Revenues from board and care, breeding, and management of horses are recognized as the services are rendered. Board and care and management fees are generally paid in advance. Many of the investment partnerships and individual investors pay for these services through the use of installment obligations with the Company, which have interest rates ranging from 8.5% to 10.5%. The installment obligations require interest only payments during their term, with principal repayments due as the horses are sold to third parties.

      NOTE D - NET INCOME PER COMMON SHARE
         Net income per common share is computed using the weighted average number of shares of common stock outstanding during each period.


      NOTE E - CONTINGENCIES
         The Canadian income tax authorities are presently reviewing the farming tax status and associated investment losses for some of the individuals in limited investment partnerships which previously purchased horses from the company. Denial of some of these losses by the tax authorities might make investing in the limited partnership less attractive and could adversely impact the demand for the company's horses. Should an adverse condition result from this, management would work vigorously to restructure the limited partnerships in accordance with any revisions to the tax code and/or would seek other sources for the sale of its horses.

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




                              RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentages which the selected items in the Company's Consolidated Statements of Operations bear to total revenues:



                                                                 Three Months                   Six Months
                                                                 Ended July 31                 Ended July 31
                                                             1998             1997            1998       1997
                                                          ----------       ---------       ---------   ---------
      REVENUES
      Farms(1)                                              51.5%           86.5%            49.6%         76.0%
      Horses(2)                                             43.3%           11.7%            45.0%         21.0%
      Interest and Other                                     5.2%            1.8%             5.4%          3.0%
                                                           ------          ------           ------        ------

           Total Revenues                                  100.0%          100.0%           100.0%        100.0%
                                                           ------          ------           ------        ------

      COSTS AND EXPENSES

      Farm(1)                                               14.2%           44.9%            15.2%         39.8%
      Horses(2)                                               .9%           30.2%             1.8%         45.3%
      Marketing and Sales                                    ---%            1.5%              .1%          3.2%
      General and Administrative                             7.8%           18.4%            10.6%         23.2%
      Depreciation and Amortization                          1.5%            1.6%             1.6%          1.8%
      Interest Expense                                       2.4%            1.7%             2.5%          1.8%
                                                           ------          ------           ------        ------

           Total Costs and Expenses                         26.8%           98.3%            31.8%        115.1%
                                                           ------          ------           ------        ------

      Income (Loss) Before Taxes                            73.2%            1.7%            68.2%       (15.1)%

      Provision for Income Taxes                            26.2%             .7%            23.6%        (6.0)%
                                                           ------          ------           ------        ------

      Net Income (Loss)                                     47.0%            1.0%            44.6%        (9.1)%
                                                           ======          ======           ======        ======



      (1) - Farm revenues and costs and expenses relate to the Company's breeding operations and care of the horses.

      (2) - Horse revenues and costs and expenses relate to the Company's sale of horses.

                                                                   - continued -

          The following table sets forth for the periods indicated the number of horses in the Company's inventory and the changes in that inventory. Horses enter life as weanling fillies or colts, and fillies are allowed to grow up to mare status at age three. At this time, mares will begin to breed. Management of the Company expects that a mare will have an economic reproductive life of at least 15 years, although actual experience has shown that some mares have been bred and have foaled out beyond the 15 year reproductive life span. Horses have been sold to investors within a broad range of age groupings, from weanling fillies up to mature mares. The Company does not sell colts to investors. As the inventory of horses maintained by the Company constantly changes, the ages of the horses in that inventory varies depending on the ages of the horses sold and purchased by the Company. Beginning in 1998, the Company began to utilize semen from its own stallions for breeding mares under its care. The Company had previously purchased semen from other senior stallions which are owned by other independent North American breeders of Straight Egyptian Arabian horses. The number of horses in the Company's inventory is significantly less than the number of horses under the Company's care and supervision.


                                                    Three Months                   Six Months
                                                    Ended July 31                 Ended July 31
                                                1998             1997          1998            1997
                                              --------         --------      --------        --------
      Number of Horses
        Beginning Inventory                     4                 8             4               12
         Horses Acquired                      ---                20             2               23
         Horses Sold or Exchanged             ---               (12)           (4)             (19)
                                              ---               ----           --              ---

           Ending Inventory                     4                16             2               16
                                              ===               ===           ===             ====



         The range of sales and purchase prices and the average sale and purchase price of horses for all periods were as follows:


                                              Range                         Average

                  Mares                      $ 70,000 -$ 95,000         $ 92,000
                  Fillies                    $ 50,000 -$ 60,000         $ 55,000
                  Colts:
                    Purchase                                            $10,000
                    Sale                                                $500 or less

                                                                   - continued -

        The limited partnerships to which the Company frequently sells fillies and mares generally have a one to three year life until, for tax reasons, they are rolled over into corporations. Prior to the occurrence of these roll-overs, the Company will evaluate the holdings of a given partnership, focusing on the number of horses and the mix of colts to fillies, in order to support and maintain the investment value of those partnerships. The Company will often take fillies or mares from its existing inventory and exchange them for colts owned by the various investment partnerships. Fillies and mares are much more valuable than colts, and the price differential between the fillies and mares surrendered by the Company and the colts received in exchange is expensed as part of the cost of horses sold. In determining the value of the fillies and mares surrendered by the Company and colts received in exchange from the limited partnerships, the Company recognizes the current market value of the horses based on the Company's costs of purchasing fillies, mares and colts. Total replacement costs reflected in cost of sales were $0 and $235,000 for the three months ended July 31, 1998 and 1997, respectively, and $0, and $550,000 for the six months ended July 31, 1998 and 1997, respectively.

        In addition, the average management fees charged by the Company for all periods presented were approximately $5,000 per investment limited partnership per year, or approximately $417 per month.

        THREE MONTHS ENDED JULY 31, 1998 COMPARED WITH THREE MONTHS ENDED JULY 31, 1997

      REVENUES. Total revenues for the three months ended July 31, 1998 increased by $12,456 (1.1)% to $1,155,437 from $1,142,981 for the three months ended July 31, 1997. Revenues from breeding and care of horses decreased by $393,205, the sale of horses accounted for an increase in revenues of $366,150, and interest and other revenues accounted for the remaining $39,511 increase in revenues. The sales of horses in the three months ended July 31, 1998 represents $500,000 on the sale of the rights to purchase all of the colts delivered at the Blue Moons Farms facilities during the 1997-98 breeding season which was deferred from the year ended January 31, 1998. There were no other revenues generated by the sale of horses during the quarter pending the outcome of the Revenue Canada proposed assessments with the investors. Farm revenues for board and care continued to increase as the number of horses under the Company's care has grown. Breeding fees and fees charged for insurance coverage in the second quarter of 1998 as compared to the second quarter of 1997 accounted for the overall decrease in farm revenues.

      COSTS AND EXPENSES. Total costs and expenses for the three months ended July 31, 1998 decreased by $ 814,153 (72.5%) to $309,217 from $1,123,370 for the three months ended July 31, 1997. As there were no horse purchases and sales activity during the three months ended July 31, 1998 as compared to the three months ended July 31, 1997, the Company was able to control the incurring of expenses associated with those activities.

         Farm expenses as a percentage of farm revenues decreased to 27.6% for the three months ended July 31, 1998 from 51.9% for the three months ended July 31, 1997. The decrease was primarily due to reduced salaries and staffing, cancellation of insurance on the horses and fewer horse registrations, all of which are a result of the continued Revenue Canada assessment against the investors in the limited partnerships.

         The cost of horses sold as a percentage of horse sales decreased to 2.0% for the three months ended July 31, 1998 from 257.8% for the three months ended July 31, 1997. The decrease was primarily due to the high margin on the sale of the rights to purchase all of the colts delivered during the three months ended July 31, 1998 and the unusually high mortality rate and replacement costs of horses during the three months ended July 31, 1997.




      MARKETING AND SALES. The Company incurred only $79 of marketing and sales expenses for the three months ended July 31, 1998 which was attributable to the lack of horse sales. Marketing and sales expenses for the three months ended July 31, 1997 were $17,069.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended July 31, 1998 decreased by $120,126 to $89,734 from $209,860 for the three months ended July 31, 1997. The primary reason for the decrease was a significant reduction in the amount of professional and consulting fees, extraordinary amounts of which were incurred in connection with the recapitalization and Registration of the Company during the three months ended July 31, 1997.

      INCOME TAXES. The provision for taxes for the three months ended July 31, 1998 and 1997 is based upon an effective Canadian tax rate of 40.0%.

        SIX MONTHS ENDED JULY 31, 1998 COMPARED WITH SIX MONTHS ENDED JULY 31, 1997

      REVENUES. Total revenues for the six months ended July 31, 1998 increased by $238,262 (11.9)% to $2,237,622 from $1,999,360 for the six months ended
      July 31, 1997. Revenues from breeding and care of horses decreased by $411,838, and the sale of horses accounted for an increase in revenues of $587,100, and interest and other revenues accounted for the remaining $63,000 increase in revenues. The sales of horses in the six months ended July 31, 1998 included $1,000,000 on the sale of the rights to purchase all of the colts delivered at the Blue Moons Farms facilities during the 1997-98 breeding season which was deferred from the year ended January 31, 1998. Other revenues generated by the sale of horses were very limited pending the outcome of the Revenue Canada proposed assessments with the investors. Farm revenues for board and care continued to increase as the number of horses under the Company's care has grown. Breeding fees and fees charged for insurance coverage in the first six months 1998 as compared to the first six months of 1997 accounted for the overall decrease in farm revenues.

      COSTS AND EXPENSES. Total costs and expenses for the six months ended July 31, 1998 decreased by $1,590,489 (69.1%) to $711,342 from $2,301,831 for the six months ended July 31, 1997. As the Company's horse purchases and sales activity was very limited during the six months ended July 31, 1998 as compared to the six months ended July 31, 1997, the Company was able to control the incurring of expenses associated with those activities.

         Farm expenses as a percentage of farm revenues decreased to 30.7% for the six months ended July 31, 1998 from 52.4% for the six months ended July 31, 1997. The decrease was primarily due to reduced salaries and staffing, reductions in outside breeding fees, cancellation of insurance on the horses and fewer horse registrations, all of which are a result of the continued Revenue Canada assessment against the investors in the limited partnerships.

         The cost of horses sold as a percentage of horse sales decreased to 4.1% for the six months ended July 31, 1998 from 216.1% for the six months ended July 31, 1997. The decrease was primarily due to the high margin on the sale of the rights to purchase all of the colts delivered during the six months ended July 31, 1998 and the unusually high mortality rate and replacement costs of horses during the six months ended July 31, 1997.


      MARKETING AND SALES. The company incurred only $1,673 of marketing and sales expenses for the six months ended July 31, 1998 which was attributable to the lack of horse sales. Marketing and sales expenses for the six months ended July 31, 1997 were $64,630.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended July 31, 1998 decreased by $228,090 to $236,267 from $464,357 for the six months ended July 31, 1997. The primary reason for the decrease was a significant reduction in the amount of professional and consulting fees, extraordinary amounts of which were incurred in connection with the recapitalization and Registration of the Company during the six months ended July 31, 1997.

      INCOME TAXES. The provision for taxes for the six months ended July 31, 1998 and 1997 is based upon an effective Canadian tax rate of 40.0%.

      LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 1998, the Company's primary source of liquidity was open trade credit with vendors of $4,108,962. The Company's cash equivalents were $0. The Company has not borrowed any moneys from financial institutions for working capital needs with the exception of its commercial mortgages on the construction and improvements to its facilities. The Company's working capital increased by $218,690 during the six months ended July 31, 1998 from $711,161 at January 31, 1998 to $929,851 at July 31, 1998.

      Net cash flows from operating activities during the six months ended July 31, 1998 were a negative $244,454 as compared to a positive $135,226 for the six months ended July 31, 1997. The decrease of $379,680 resulted primarily from the reduction in deferred revenues and an increase in accounts receivable during the six months ended July 31, 1998. Accounts receivable from the limited partnerships has increased during the six months ended July 31, 1998 primarily do the limited activities and sales of horses from the limited partnerships pending the outcome of the Revenue Canada assessments with the investors.

      Net cash flows from investing activities (primarily from the collection of amounts due from related companies) during the six months ended July 31, 1998 were $183,090 as compared to net cash flows used in investing activities (primarily used in the acquisition of property and equipment) of $589,284 for the six months ended July 31, 1997.

      Net cash flows from financing activities during the six months ended July 31, 1998 were $46,752 as compared with net cash flows from financing activities of $407,155 for the six months ended July 31, 1997. The decrease reflects the borrowings on new commercial property during the six months ended July 31, 1997. The Company received advances of $85,410 from related companies to assist in financing operating costs during the second quarter of 1998.

      The balance sheet at July 31, 1998 shows an increase in current assets for the six months from $4,880,702 to $5,393,192, an increase in current liabilities from $4,169,541 to $4,463,341 and a decrease in deferred revenues from $1,646,472 to $295,326, all compared with those figures at January 31, 1998. The increase in current assets and liabilities was primarily attributable to an increase in accounts receivable and accounts payable during the six months ended July 31, 1998.

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

      The Company has available through Resi Corp., a related party, a line of credit of $1,500,000 that can be used to fund operating cash shortfalls and future acquisitions of new businesses.

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


                                          MERCRISTO DEVELOPMENTS, INC.


Date     September 14, 1998                /s/ David G. Edwards
    -----------------------------         --------------------------------------
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

*(27)    FINANCIAL DATA SCHEDULE

         The Financial Data Schedule is included herein as Exhibit 27.

  (99)   ADDITIONAL EXHIBITS

         Not applicable.

------------------------
*Exhibit filed with this Report