Form 10-Q
period 1998-10-31
MERCRISTO DEVELOPMENTS INC
filed 1998-12-22
CIK 1038492

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998
                                       --------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _______________________ to ______________________


                         Commission File Number 0-22541
                                                -------
                            ADDISSON industries, Inc.
                     (FORMERLY MERCRISTO DEVELOPMENTS, INC.)
              ----------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


         Delaware                                        98-0166912
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


240 Argyle Avenue, Ottawa, Ontario, Canada                 K2P 1B9
------------------------------------------                ----------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code    613-230-9803, 800-565-6671
                                                      --------------------------


________________________________________________________________________________
Former Name, Former Address and Former Fiscal year, if Changed Since Last Report


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

        Common Stock, $.001 par value: 29,060,531 issued and outstanding as of December 15, 1998

                                     PART I
                              FINANCIAL INFORMATION


Item 1. Financial Statements









================================================================================




                            ADDISSON INDUSTRIES, INC.
                     (Formerly Mercristo Developments, Inc.)
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada


                                TABLE OF CONTENTS
                                -----------------


  Consolidated Balance Sheets at October 31, 1998 (Unaudited) and January 31, 1998

  Consolidated Statements of Operations for the Three Months Ended
   October 31, 1998 and 1997 and for the Nine Months Ended
   October 31, 1998 and 1997 (Unaudited)

  Consolidated Statements of Cash Flows for the Nine Months Ended
   October 31, 1998 and 1997 (Unaudited)

  Notes to the Consolidated Financial Statements (Unaudited)






================================================================================

                            ADDISSON INDUSTIRES, INC.
                     (Formerly Mercristo Developments, Inc.)
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada

                         Consolidated Balance Sheets at
                         ------------------------------
                October 31, 1998 (Unaudited) and January 31, 1998
                -------------------------------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------

                                     ASSETS
                                     ------

                                                                                              October 31       January 31
                                                                                                 1998             1998
                                                                                              -----------     -------------
Current Assets
--------------
   Cash and Cash Equivalents                                                                  $        --       $    14,612
   Accounts Receivable                                                                          5,687,144         4,805,590
   Inventories                                                                                     40,000            60,500
                                                                                              -----------       -----------

                                                    Total Current Assets                      $ 5,727,144       $ 4,880,702

   Due from Partnership                                                                         2,707,344         2,717,107
   Due from Related Companies                                                                         ---           210,743
   Property and Equipment - Net of
     Accumulated Depreciation                                                                   1,902,096         1,954,041
                                                                                              -----------       -----------

                                                        Total Assets                          $10,336,584       $ 9,762,593
                                                        ------------                          ===========       ===========


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------


Current Liabilities
-------------------
   Accounts Payable and Accrued Expenses                                                      $ 4,180,477       $ 4,018,267
   Income Taxes Payable                                                                           417,996            73,427
   Current Portion of Long Term Debt                                                               77,847            77,847
                                                                                              -----------       -----------

                                                  Total Current Liabilities                   $ 4,676,320       $ 4,169,541

   Deferred Revenue                                                                                98,021         1,646,472
   Long Term Debt                                                                                 716,399           770,409
   Due to Related Companies                                                                       137,419               ---
   Deferred Income Taxes                                                                        1,356,123         1,015,600
                                                                                              -----------       -----------

                                                      Total Liabilities                       $ 6,984,282       $ 7,602,022
                                                      -----------------                       -----------       -----------

Stockholders' Equity
--------------------
   Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
                  $17,840,519 Shares Issued and Outstanding                                        17,840           17,840
   Additional Paid Capital                                                                      1,324,627        1,324,627
   Retained Earnings                                                                            2,009,835          818,104
                                                                                              -----------       ----------

                                                 Total Stockholders' Equity                   $ 3,352,302       $ 2,160,571
                                                 --------------------------                   -----------       -----------

                                         Total Liabilities and Stockholders' Equity           $10,336,584       $ 9,762,593
                                         ------------------------------------------           ===========       ===========





  The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                            ADDISSON INDUSTIRES, INC.
                     (Formerly Mercristo Developments, Inc.)
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada


                      Consolidated Statements of Operations
                      -------------------------------------
              for the Three Months Ended October 31, 1998 and 1997
              ----------------------------------------------------
             and for the Nine Months Ended October 31, 1998 and 1997
             -------------------------------------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------
                                   (Unaudited)

                                                                   Three Months                       Nine Months
                                                                  Ended October 31                  Ended October 31
                                                               1998             1997              1998             1997
                                                            ----------       ----------         ----------     -----------
Revenues
--------
       Farm
         Limited Partnership                                $  523,031       $  781,349         $1,588,032      $2,267,969
         Other                                                  22,000           24,200             66,000          58,419
      Horses
         Limited Partnership                                       ---              ---                ---         175,950
         Other                                                     ---           23,150          1,005,950         266,050
      Interest                                                  53,884           46,312            166,978         104,162
      Other                                                      5,682              853             15,259           2,674
                                                            ----------       ----------         ----------     -----------

           Total Revenues                                   $  604,597       $  875,864         $2,842,219      $2,875,224
                                                            ----------       ----------         ----------      ----------

Costs and Expenses
------------------
      Farm                                                  $  144,311       $  387,636         $  484,282      $1,183,836
      Horses                                                       ---           67,550             41,250         972,550
      Marketing and Sales                                        1,645              ---              3,318          64,630
      General and Administrative                                43,568           84,791            279,835         549,148
      Depreciation and Amortization                             17,155           18,266             52,751          53,293
      Interest Expense                                          18,158           16,559             74,743          53,176
                                                            ----------       ----------         ----------      ----------

            Total Costs and Expenses                        $  224,837       $  574,802         $  936,179      $2,876,633
                                                            ----------       ----------         ----------      ----------

Income (Loss) Before
   Provision for Taxes                                      $  379,760       $  301,062         $1,906,040      $   (1,409)

Provision for Taxes                                            185,402          120,425            714,309            (564)
                                                            ----------       ----------         ----------      ----------

Net Income (Loss)                                           $  194,358       $  180,637         $1,191,731      $     (845)
                                                            ==========       ==========         ==========      ==========


Net Income (Loss) per
  Common Share                                              $     .011       $     .001         $     .067      $      ---
                                                            ==========       ==========         ==========      ==========

Weighted Average Number
of Common Shares Outstanding                                17,840,519       16,560,519         17,840,519      16,560,519
                                                            ==========       ==========         ==========      ==========



  The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                            ADDISSON INDUSTIRES, INC.
                     (Formerly Mercristo Developments, Inc.)
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada

                  Consolidated Statements of Cash Flows for the
                  ---------------------------------------------
                   Nine Months Ended October 31, 1998 and 1997
                   -------------------------------------------
                  (All Expressed in Terms of Canadian Dollars)
                  --------------------------------------------
                                   (Unaudited)

                                                                  Nine Months
                                                                Ended October 31
                                                            1998                1997
                                                        -----------         -----------
Operating Activities
--------------------
   Net Income (Loss) for the Period                     $ 1,191,731         $      (845)
   Non-Cash Adjustments:
     Depreciation/Amortization                               52,751              53,293
     Deferred Revenue                                    (1,548,451)         (1,347,982)
     Deferred Income Taxes                                  340,523            (198,017)

   Changes:
     Accounts Receivable                                   (881,554)          2,524,525
     Inventory                                               20,500             604,850
     Prepaid Expenses                                            --             (27,958)
     Accounts Payable                                       162,210          (1,965,410)
     Income Taxes Payable                                   344,569             190,323
                                                        -----------         -----------

        Net Cash Flows from Operating Activities        $  (317,721)        $  (167,221)
                                                        -----------         -----------

Investing Activities
--------------------

   Acquisition of Fixed Assets                          $      (806)        $  (660,026)
   Due from Partnerships                                      9,763               3,043
   Due from Related Companies                               210,743             412,378
                                                        -----------         -----------

        Net Cash Flows from Investing Activities        $   219,700         $  (244,605)
                                                        -----------         -----------

Financing Activities
--------------------

   Increase in Long-Term Debt                           $        --         $   426,613
   Decrease in Long-Term Debt                               (54,010)            (39,022)
   Due to Related Companies                                 137,419                  --
                                                                            -----------

        Net Cash Flows from Financing Activities        $    83,409         $   387,591
                                                        -----------         -----------

Decrease in Cash and Cash Equivalents                   $   (14,612)        $   (24,235)

Cash and Cash Equivalents - Beginning of Period              14,612              53,162
                                                        -----------         -----------

Cash and Cash Equivalents - End of Period               $        --         $    28,927
                                                        ===========         ===========


  The accompanying notes are an integral part of this financial statement and should be read in conjunction therewith.

                            ADDISSON INDUSTIRES, INC.
                     (Formerly Mercristo Developments, Inc.)
                            (A Delaware Corporation)
                            Ottawa, Ontario - Canada


                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                  (All Expressed in Terms of Canadian Dollars)
                                   (Unaudited)


Note A - Basis of Presentation
------------------------------
         The condensed consolidated financial statements of Addisson Industries, Inc. (Formerly Mercristo Developments, Inc.) (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1998.

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

      Note B - Receivables
      --------------------
         Accounts receivable consisted of the following at October 31, 1998 and January 31, 1998:
                                                  October 31,       January 31,
                                                     1998             1998
                                                  -----------       -----------
Due from Investors                                $    105,900     $    208,153
Partnerships                                         4,474,498        3,499,402
Horses                                               3,814,090        3,815,142
                                                  ------------     ------------

   Total Accounts Receivable                      $  8,394,488     $  7,522,697

Less:  Amounts Due Within One Year                   5,687,144        4,805,590
----                                              ------------     ------------

   Amounts Due After One Year                     $  2,707,344     $  2,717,107
                                                  ============      ===========

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

Note F - Subsequent Events
--------------------------
Corporate Acquisition and Reorganization
----------------------------------------
         On November 9, 1998, Addisson Industries, Inc. (Formerly Mercisto Developments, Inc.) (the "Company") entered into an Agreement and Plan of Reorganization (the "Agreement") with Hungarian Ferroalloys, Inc., a Delaware Corporation ("HFI") and all of the shareholders of HFI (collectively, the "HFI Shareholders"), pursuant to which it acquired, on November 20, 1998, all of the issued and outstanding common stock of HFI. The transaction was structured as a tax free reorganization under Section 368(a) (1) (B) of the Internal Revenue Code of 1986, as amended, in which the Company issued 15,867,510 shares of its common stock, par value $.001 per share (the "Acquisition Shares") to the HFI Shareholders in exchange for all of the outstanding common stock of HFI in proportion to their respective interests in HFI. At closing, and after the surrender to the Company's treasury by Resi Corp. of 4,647,498 shares of the Company's common stock, HFI became a wholly-owned subsidiary of the Company with the HFI shareholders owning approximately 55% of the issued and outstanding shares of common stock of the Company.

                                                                 -continued-

-------------------------------------
         Corporate Acquisition and Reorganization
         ----------------------------------------
         HFI, through its wholly owned subsidiary, Salgotarjan FerroAlloys Works Trading, Kft ("SWF") intends, after modernization and upgrading of its plant, equipment and its furnaces, to begin smelting ferroalloys and specialty alloys. The SWF plant is located in Salgotarjan, Hungary, approximately 70 miles northeast of Budapest. Ferroalloys are intermediary raw material products which are required in and added during the manufacturing of stainless steel, crude steel and aluminum production. The end-uses of ferroalloys are principally stainless steel, crude steel and aluminum plants and the principal end-used of specialty alloys are steel and iron foundries which manufacture such products as engine blocks, pipe shops and ductile iron producers. Except for a brief period in early 1996, SWF's production facilities have not been operating.

         As a result of the Company's acquisition of HFI and the issuance of the Acquisition Shares in connection therewith, control of the Company may be deemed to have passed to the HFI Shareholders who currently own approximately 65% of Company's Common Stock.

         Other
         -----
         The Company, on November 12, 1998 amended and restated its certificate of incorporation changing its name to Addisson Industries, Inc. Prior to the acquisition of HFI, the shareholders of the Company also granted to the directors of the Company, the right to declare a one (1) share for (6) share reverse split of the Company's common stock, which, to date, has not been declared.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Since the inception of the Company's Canadian operations in 1991, the Company has generated revenue primarily by selling Straight Egyptian Arabian horses to investment limited partnerships and individual investors and by operating the breeding and care facilities at its Blue Moon Farms facilities. The Company has historically increased sales primarily as a result of increased levels of investing activities promoted by Edwards Securities Inc. which, in turn, resulted in a greater number of horses being boarded at the Company's Blue Moon Farms facilities. Sales of horses to limited partnerships have traditionally accounted for approximately 50% of the Company's sales while the balance consisted of sales to other farms and individual owners.

         During 1997, as a result of Revenue Canada's proposed assessments with the investors in the investment limited partnerships, the sales of horses was limited primarily to other breeders and individual investors. As a result, as a percentage of the Company's overall revenues for the 1997 Operating Year, sales of horses declined to approximately 43% and management fees for the breeding and care of the horses increased to approximately 52%. The volume of sales of horses in the 1998 Operating Year has continue to be negatively impacted pending the outcome of the Revenue Canada assessments with the individual investors. The Company expects farm revenues from the board and care to continue to increase during the remainder of the 1998 Operating Year since the foaling activity and the limited sales of horses will result in a greater number of horses under the Company's care.

         Revenues from the Company's Blue Moon Farms operations, as those operations relate to the care and maintenance of the horses boarded there, are generated almost entirely (97%) from services rendered to the various limited partnerships that purchased Straight Egyptian Arabian horses from the Company.

         The Company continues to believe that the markets outside of Canada represent significant opportunities for the Company. Management recognizes the need to expand sales channels and establish marketing alliances in non-Canadian and international markets and continues to apply technology in a manner that will increase its operating margins. In furtherance of those goals, the Company expects to allocate a greater percentage of its overall revenues to research and development and sales and marketing activities over the next several years.

         In recognition of the fact that sales of horses to investment limited partnerships have ceased as a result of the actions by Revenue Canada, the Company has decided to diversify its base of operations by expanding into unrelated and totally distinct consumer sector businesses. The Company's management has identified several possible acquisition candidates and is evaluating the merits of pursuing those candidates.

                              Results of Operations

         The following table sets forth for the periods indicated the percentages which the selected items in the Company's Consolidated Statements of Operations bear to total revenues:

                                                             Three Months                        Nine Months
                                                          Ended October 31                    Ended October 31
                                                        1998             1997               1998            1997
                                                     ----------       ---------       ---------------  --------------
Revenues
Farms 1                                                 90.1%             92.0%              58.2%           80.9%
Horses 2                                                 0.0%              2.6%              35.4%           15.4%
Interest and Other                                       9.9%              5.4%               6.4%            3.7%
                                                     --------          --------           --------        --------

     Total Revenues                                    100.0%            100.0%             100.0%          100.0%
                                                       ------            ------             ------          ------

Costs and Expenses
Farm 1                                                  23.9%             44.2%              17.0%           41.2%
Horses 2                                                 0.0%              7.7%               1.5%           33.8%
Marketing and Sales                                       .3%              0.0%                .1%            2.2%
General and Administrative                               7.2%              9.7%               9.8%           19.1%
Depreciation and Amortization                            2.8%              2.1%               1.9%            1.9%
Interest Expense                                         3.0%              1.9%               2.6%            1.8%
                                                     --------          --------           --------        --------

     Total Costs and Expenses                           37.2%             65.6%              32.9%          100.0%
                                                      -------           -------            -------          ------

Income Before Taxes                                     62.8%             34.4%              67.1%            0.0%

Provision for Income Taxes                              30.7%             13.7%              25.1%            0.0%
                                                      -------           -------            -------        --------

Net Income                                              32.1%             20.7%              42.0%            0.0%
                                                      =======           =======            =======        =======

----------------

1 - Farm revenues and costs and expenses relate to the Company's breeding operations and care of the horses. enues and costs and expenses relate to the Company's sale of horses.

                                                               - continued -

         The following table sets forth for the periods indicated the number of horses in the Company's inventory and the changes in that inventory. Horses enter life as weanling fillies or colts, and fillies are allowed to grow up to mare status at age three. At this time, mares will begin to breed. Management of the Company expects that a mare will have an economic reproductive life of at least 15 years, although actual experience has shown that some mares have been bred and have foaled out beyond the 15 year reproductive life span. Horses have been sold to investors within a broad range of age groupings, from weanling fillies up to mature mares. The Company does not sell colts to investors. As the inventory of horses maintained by the Company constantly changes, the ages of the horses in that inventory varies depending on the ages of the horses sold and purchased by the Company. Beginning in 1998, the Company began to utilize semen from its own stallions for breeding mares under its care. The Company had previously purchased semen from other senior stallions that are owned by other independent North American breeders of Straight Egyptian Arabian horses. The number of horses in the Company's inventory is significantly less than the number of horses under the Company's care and supervision.

                                                             Three Months                        Nine Months
                                                             Ended October 31                    Ended October 31
                                                         1998             1997               1998            1997
                                                      ----------       ----------         ----------      ----------
Number of Horses
  Beginning Inventory                                     2                16                 4               12
   Horses Acquired                                      ---                25                 2               48
   Horses Sold or Exchanged                             ---               (31)               (4)             (50)
                                                       ----               ---               ---              ---

     Ending Inventory                                     2                10                 2               10
                                                        ===               ===               ===               ==


         The range of sales and purchase prices and the average sale and purchase price of horses for all periods were as follows:

                                                  Range             Average
                                           ------------------      --------
             Mares                         $ 70,000 -$ 95,000      $ 92,000
             Fillies                       $ 50,000 -$ 60,000      $ 55,000
             Colts:
               Purchase                                            $ 10,000
               Sale                                                $ 500 or less

                                                                   - continued -

         The limited partnerships to which the Company frequently sells fillies and mares generally have a one to three year life until, for tax reasons, they are rolled over into corporations. Prior to the occurrence of these roll-overs, the Company will evaluate the holdings of a given partnership, focusing on the number of horses and the mix of colts to fillies, in order to support and maintain the investment value of those partnerships. The Company will often take fillies or mares from its existing inventory and exchange them for colts owned by the various investment partnerships. Fillies and mares are much more valuable than colts, and the price differential between the fillies and mares surrendered by the Company and the colts received in exchange is expensed as part of the cost of horses sold. In determining the value of the fillies and mares surrendered by the Company and colts received in exchange from the limited partnerships, the Company recognizes the current market value of the horses based on the Company's costs of purchasing fillies, mares and colts. Total replacement costs reflected in cost of sales were $0 and $ 59,950 for the three months ended October 31, 1998 and 1997, respectively, and $0, and $ 609,950 for the nine months ended October 31, 1998 and 1997, respectively.

         In addition, the average management fees charged by the Company for all periods presented were approximately $5,000 per investment limited partnership per year, or approximately $417 per month.

Three Months Ended October 31, 1998 Compared With Three Months Ended October 31, 1997

Revenues. Total revenues for the three months ended October 31, 1998 decreased by $ 271,267 (31.0)% to $ 604,597 from $ 875,864 for the three months ended October 31, 1997. Revenues from breeding and care of horses decreased by $ 260,518, the sale of horses accounted for a decrease in revenues of $ 23,150, and interest and other revenues accounted for the remaining $ 12,401 increase in revenues. There were no revenues generated by the sale of horses during the quarter due to the pending Revenue Canada proposed assessments against the investors in the limited partnerships. Farm revenues for board and care continued to increase as the number of horses under the Company's care has grown. Breeding fees and fees charged for insurance coverage in the third quarter of 1998 as compared to the third quarter of 1997 accounted for the overall decrease in farm revenues.

Costs and Expenses. Total costs and expenses for the three months ended October 31, 1998 decreased by $349,965 (60.9%) to $224,837 from $574,802 for the three months ended October 31, 1997. As there were no horse purchases and sales activity during the three months ended October 31, 1998 as compared to the three months ended October 31, 1997, the Company was able to control the incurring of expenses associated with those activities.

         Farm expenses as a percentage of farm revenues decreased to 26.5% for the three months ended October 31, 1998 from 48.1% for the three months ended October 31, 1997. The decrease was primarily due to reduced salaries and staffing, reductions in outside breeding fees, cancellation of insurance on the horses and fewer horse registrations, all of which are a result of the continued Revenue Canada assessment against the investors in the limited partnerships.

Marketing and Sales. The company incurred only $ 1,645 of marketing and sales expenses for the three months ended October 31, 1998 that was attributable to the lack of horse sales. Marketing and sales expenses for the three months ended October 31, 1997 were $ 0.

General and Administrative. General and administrative expenses for the three months ended October 31, 1998 decreased by $41,223 to $43,568 from $84,791 for the three months ended October 31, 1997. The primary reason for the decrease was professional and consulting fees incurred in connection with the recapitalization and Registration of the Company during the three months ended October 31, 1997.

Income Taxes. The provision for taxes for the three months ended October 31, 1998 and 1997 is based upon an effective Canadian tax rate of 40.0%.

Nine Months Ended October 31, 1998 Compared With Nine Months Ended October 31, 1997

Revenues. Total revenues for the nine months ended October 31, 1998 decreased by $ 33,005 (1.1)% to $2,842,219 from $2,875,224 for the nine months ended October 31, 1997. Revenues from breeding and care of horses decreased by $672,356, and the sale of horses accounted for an increase in revenues of $563,950, and interest and other revenues accounted for the remaining $ 75,401 increase in revenues. The sales of horses in the nine months ended October 31, 1998 included $ 1,000,000 on the sale of the rights to purchase all of the colts delivered at the Blue Moons Farms facilities during the 1997-98 breeding season which was deferred from the year ended January 31, 1998. Other revenues generated by the sale of horses were very limited pending the outcome of the Revenue Canada proposed assessments with the investors. Farm revenues for board and care continued to increase as the number of horses under the Company's care has grown. Breeding fees and fees charged for insurance coverage in the first nine months 1998 as compared to the first nine months of 1997 accounted for the overall decrease in farm revenues.

Costs and Expenses. Total costs and expenses for the nine months ended October 31, 1998 decreased by $1,940,454 (67.5%) to $936,179 from
$2,876,633 for the nine months ended October 31, 1997. As the Company's horse purchases and sales activity was very limited during the nine months ended October 31, 1998 as compared to the nine months ended October 31, 1997, the Company was able to control the incurring of expenses associated with those activities.

         Farm expenses as a percentage of farm revenues decreased to 29.3% for the nine months ended October 31, 1998 from 220.0% for the nine months ended October 31, 1997. The decrease was primarily due to reduced salaries and staffing, reductions in outside breeding fees, cancellation of insurance on the horses and fewer horse registrations, all of which are a result of the continued Revenue Canada assessment against the investors in the limited partnerships.

         The cost of horses sold as a percentage of horse sales decreased to 4.1% for the nine months ended October 31, 1998 from 50.9% for the nine months ended October 31, 1997. The decrease was primarily due to the high margin on the sale of the rights to purchase all of the colts delivered during the nine months ended October 31, 1998 and the unusually high mortality rate and replacement costs of horses sold during the nine months ended October 31, 1997.


Marketing and Sales. The company incurred only $3,318 of marketing and sales expenses for the nine months ended October 31, 1998 which was attributable to the lack of horse sales. Marketing and sales expenses for the nine months ended October 31, 1997 were $64,630.

General and Administrative. General and administrative expenses for the nine months ended October 31, 1998 decreased by $269,313 to $279,835 from $549,148 for the nine months ended October 31, 1997. The primary reason for the decrease was professional and consulting fees incurred in connection with the recapitalization and Registration of the Company during the nine months ended October 31, 1997.

Income Taxes. The provision for taxes for the nine months ended October 31, 1998 and 1997 is based upon an effective Canadian tax rate of 40.0%.

Liquidity and Capital Resources

At October 31, 1998, the Company's primary source of liquidity included cash and cash equivalents of $-0- and open trade credit with vendors of $4,180,477. The Company has not borrowed any moneys from financial institutions for working capital needs with the exception of its commercial mortgages on the construction and improvements to its facilities. The Company has received advances from related companies for working capital needs of $137,419 as of October 31, 1998. The Company's working capital increased by $339,663 during the nine months ended October 31, 1998 from $711,161 at January 31, 1998 to $1,050,824 at October 31,
1998.

Net cash flows from operating activities during the nine months ended October 31, 1998 were a negative $317,721 as compared to a negative $167,221 for the nine months ended October 31, 1997. The decrease of $150,500 resulted primarily from the reduction in deferred revenues and an increase in accounts receivable during the nine months ended October 31, 1998. Accounts receivable from the limited partnerships has increased during the nine months ended October 31, 1998 primarily do to the limited activities and sales of horses from the limited partnerships pending the outcome of the Revenue Canada assessments with the investors.

Net cash flows from investing activities (primarily from the collection of amounts due from related companies) during the nine months ended October 31, 1998 were $219,700 as compared to net cash flows used in investing activities (primarily used in the acquisition of property and equipment) of $244,605 for the nine months ended October 31, 1997.

Net cash flows from financing activities during the nine months ended October 31, 1998 were $83,409 as compared with net cash flows from financing activities of $387,591 for the nine months ended October 31, 1997. The decrease reflects the borrowings on new commercial property during the nine months ended October 31, 1997. The Company received advances of $ 137,419 from related companies to assist in financing operating costs during the nine months ended October 31, 1998.

The balance sheet at October 31, 1998 shows an increase in current assets for the nine months from $4,880,702 to $5,727,144 and an increase in current liabilities from $4,169,541 to $4,676,320 and a decrease in deferred revenues from $1,646,472 to $98,021, all compared with those figures at January 31, 1998. The increase in current assets and liabilities was primarily attributable to an increase in accounts receivable and accounts payable during the nine months ended October 31, 1998.

Company's Financing Requirements

The Company has not had a need for any externally generated financing to fund its operations or to fund internal growth. The Company's business has been self-financing, and has not depended on any institutional debt or commercial lines of credit (except for commercial mortgages on the Company's properties). However, due to the impact of the ongoing Revenue Canada assessments against the investors in the limited partnerships, the Company has had to borrow money from Resi Corp., a related party to fund the increases in the accounts receivable from the limited partnerships.

The Company has available through Resi Corp. a line of credit of up to $1,500,000 that can be used to fund operating cash shortfalls and future acquisitions of new businesses.

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

                                         ADDISSON INDUSTRIES, INC.
                                         (FORMERLY MERCRISTO DEVELOPMENTS, INC.)


Date ____________________________        _______________________________________
                                         David G. Edwards, President
                                         and Chief Financial Officer

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